Form 10-K
period 1993-12-31
BANC ONE CORP/OH/
filed 1994-03-09
CIK 36090

                                   Form 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

      (X)        ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1993
                                       OR
      ( )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-8552

                              BANC ONE CORPORATION
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                Ohio                                            31-0738296
                 ----------------------------------                 ----------------------------------
                 (State or other jurisdiction of                  (I.R.S. Employer Identification Number)
                 incorporation or organization)

                100 East Broad Street, Columbus, Ohio                             43271
              ----------------------------------------              ---------------------------------
              (Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code                            (614) 248-5944
                                                                    ----------------------------------
Securities registered pursuant to Section 12(b) of the Act:

                         Title of each class                     Name of each exchange on which registered

                                                                         New York Stock Exchange
                            Common Stock                                 Cincinnati Stock Exchange
                          without par value                               Midwest Stock Exchange
                 ----------------------------------                 ----------------------------------

Securities registered pursuant to Section 12(g) of the Act:

         Series C Convertible Preferred Stock with no par value
         ------------------------------------------------------
                           (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes        X                      No
        ------                             ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of February 25, 1994 the aggregate market value of the common voting stock held by non-affiliates of the Registrant calculated by reference to the quoted price of BANC ONE Common Stock as reported on the New York Stock Exchange was $11,618,788,183. As of February 25, 1994 there were outstanding 346,829,498 shares of BANC ONE CORPORATION Common Stock, no par value, which stock is the only class of Registrant's common stock. As of February 25, 1994 there were 73,262 common stockholders of record.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1993 Annual Report to Shareholders are incorporated by reference. Portions of the Definitive Proxy Statement for the BANC ONE CORPORATION Annual Meeting to be held April 19, 1994 are incorporated by reference into Part III.

                              BANC ONE CORPORATION
                          1993 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS


                                                                                                                Page
                                                                PART I
                                                                ------

Item 1    Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1
Item 2    Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1
Item 3    Legal Proceedings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2
Item 4    Submission of Matters to a Vote of Security Holders   . . . . . . . . . . . . . . . . . . . . . . . .    2


                                                               PART II
                                                               -------


Item 5    Market for the Registrant's Common Stock and Related Stockholder Matters  . . . . . . . . . . . . . .    3
Item 6    Selected Financial Data   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3
Item 7    Management's Discussion and Analysis of Financial Condition and Results of Operations   . . . . . . .    3
Item 8    Financial Statements and Supplementary Data   . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3
Item 9    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure  . . . . . . . .    3


                                                               PART III
                                                               --------

Item 10   Directors and Executive Officers of the Registrant  . . . . . . . . . . . . . . . . . . . . . . . . .    4
Item 11   Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    5
Item 12   Security Ownership of Certain Beneficial Owners and Management  . . . . . . . . . . . . . . . . . . .    5
Item 13   Certain Relationships and Related Transactions  . . . . . . . . . . . . . . . . . . . . . . . . . . .    5


                                                               PART IV
                                                               -------

Item 14   Exhibits, Financial Statement Schedules and Reports on Form 8-K - Index
            to Financial Statements and Schedules . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    6

                                     PART I



ITEM 1        BUSINESS

BANC ONE CORPORATION ("Registrant" or "BANC ONE") became an Ohio chartered bank holding company in 1989 and was a Delaware chartered holding company from 1968 to 1989. For a description of the Business of BANC ONE refer to "Corporate Profile" on the inside front cover of BANC ONE's 1993 Annual Report to Shareholders "Market Presence by State" and "Other Affiliates" and Note 2, "Affiliations and Pending Affiliations," on pages 20-21 and 29-30 and 80 of the 1993 Annual Report to Shareholders, which are expressly incorporated herein by reference.

COMPETITION

Active competition exists in all principal areas in which BANC ONE or one or more of its subsidiaries is presently engaged, not only with respect to commercial banks, but also with savings and loan associations, credit unions, finance companies, mortgage companies, leasing companies, insurance companies, money market mutual funds and brokerage houses together with other domestic and foreign financial and non-financial institutions such as General Electric, General Motors and Ford.


EMPLOYEES

As of December 31, 1993 BANC ONE and its consolidated subsidiaries had approximately 45,300 full-time equivalent employees.


ITEM 2        PROPERTIES

BANC ONE leases its principal offices in Columbus, Ohio under several long-term leases expiring at dates ranging from 1994 through 2022. As of December 31, 1993 BANC ONE's affiliate banks had 1,331 banking offices located in Arizona, California, Colorado, Illinois, Indiana, Kentucky, Michigan, Ohio, Oklahoma, Texas, Utah, West Virginia and Wisconsin. BANC ONE and its subsidiaries own or lease various office space, computer centers and warehouses. For additional information see Note 16, "Leases" on page 44 and Note 6, "Bank Premises and Equipment," on page 36 of the 1993 Annual Report to Shareholders, which are expressly incorporated herein by reference.

ITEM 3        LEGAL PROCEEDINGS

In October 1993, a purported class-action lawsuit was filed against Bank One, Columbus, NA (Columbus), H & R Block, Inc. and other financial institutions in the United States District Court for the Northern District of Alabama, Western Division. This lawsuit, among other things, alleges that Columbus assessed usurious and unconscionable interest rates in connection with its income tax refund anticipation loan program. This lawsuit is brought on behalf of a purported class of individuals who, during the past six years, had their taxes prepared by H & R Block Inc., and received refund anticipation loans from Columbus or the other unrelated co-defendant financial institutions. This lawsuit seeks various forms of relief including injunctive relief, unspecified compensatory and punitive damages and attorneys' fees.
Columbus has denied any liability. Management believes that an adverse decision in this case would not be material to BANC ONE's consolidated financial position.

The dismissal of a purported class action lawsuit against Columbus by the Court of Common Pleas of Philadelphia County, Pennsylvania is on appeal to the Pennsylvania Superior Court. This case was one of many class action lawsuits brought against credit card issuing banks challenging whether such banks can impose various types of fees allowed by the state where they are located on cardholders residing in other states that allegedly limit or prohibit such fees. Even if this lawsuit were ultimately decided adversely to Columbus, management believes that such determination would not be material to BANC ONE's consolidated financial position. There can be no assurance that bank affiliates of BANC ONE will not be named as defendants in future similar lawsuits.

Substantial damages have been awarded by courts against BANC ONE subsidiaries in two other unrelated cases. In October 1993, the Federal District Court for the Southern District of New York entered a judgment for approximately $27 million against Bank One, Arizona, NA (formerly Valley National Bank) based upon alleged violations by Valley National Bank of the Employee Retirement Income Security Act of 1974. BANC ONE was aware of this case prior to its acquisition of Valley National Bank. In November 1993, the Probate Court of Dallas County, Texas entered a judgment of approximately $26 million against Bank One, Texas, NA (Texas) based on an alleged breach of fiduciary duties associated with the handling of a personal trust. Those judgments, which are being appealed, even if upheld will not have a material adverse effect on BANC ONE's consolidated financial position.


Except as stated above neither BANC ONE nor any of its subsidiaries is involved in any material legal proceedings outside the normal course of its business. Similarly, no property owned by any said entities is the subject of any material legal proceeding.


ITEM 4        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter 1993 no matters were submitted to a vote by security holders.

                                    PART II


ITEM 5        MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
              MATTERS

See "Financial Highlights" and "Stock Listing" on page 21, "Consolidated Quarterly Financial Data" on pages 60 and 61, Notes 10, 11, 12, and 19 on pages 38, 39 and 48, "Five Year Performance Summary" on page 53 and "Ten Year Performance Summary" on pages 54 and 55 of the 1993 Annual Report to Shareholders, which are expressly incorporated herein by reference.


ITEM 6        SELECTED FINANCIAL DATA

See "Five Year Performance Summary" and "Ten Year Performance Summary" on pages 53 through 55 and Note 2 of "Notes to Financial Statements" on pages 29 through 30 of the 1993 Annual Report to Shareholders, which are expressly incorporated herein by reference.


ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

See "Management's Discussion and Analysis" on pages 63 through 79,
"Five Year Summary-Average Balances, Income and Expense, Yields and Rates" on pages 56 and 57, "Rate-Volume Analysis" on page 62, "Reserve for Loan and Lease Losses" on page 58, "Loan and Lease Analysis" on page 59 and "Consolidated Quarterly Financial Data" on pages 60 and 61 of the 1993 Annual Report to Shareholders, which are expressly incorporated herein by reference.


ITEM 8        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See "Consolidated Financial Statements" on pages 22 through 52, and "Consolidated Quarterly Financial Data" on pages 60 and 61 of the 1993 Annual Report to Shareholders, which are expressly incorporated herein by reference.


ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Registrant has had no disagreement on accounting and financial disclosure matters and has not changed accountants during the two year period ending December 31, 1993.

                                    PART III

ITEM 10       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and executive officers of the Registrant include those persons enumerated under "Election of Directors" and "Directors Fees and Compensation" in the Definitive Proxy Statement for the BANC ONE CORPORATION Annual Meeting to be held April 19, 1994, these portions of which are expressly incorporated herein by reference. Executive officers as of March 1, 1994 are set forth below. Unless otherwise designated, they are officers of Banc One Corporation:
Others hold the positions indicated in wholly owned subsidiaries.

                                                                                       Year Joined
Name                      Age     Title                                                  Banc One
- --------------------------------------------------------------------------------------------------
Ronald C. Baldwin         47      Chairman/CEO--Banc One Wisconsin Corporation               1982
Joseph D. Barnette, Jr.   54      Chairman/CEO--Banc One Indiana Corporation                 1982
William P. Boardman       52      Senior Executive Vice president                            1984
Willard Bunn III          50      Chairman/CEO--Banc One Illinois Corporation                1992
Frederick L. Cullen       46      Chief Financial Officer                                    1981
Roman J. Gerber           61      Executive Vice President                                   1966
Michael W. Hager          50      Senior Vice President                                      1983
William R. Hartman        45      Chairman/CEO--Bank One, Lexington, N.A.                    1990
Richard D. Headley        45      Chairman/CEO--Banc One Services Corporation                1975
Thomas E. Hoaglin         44      Chairman/CEO--Banc One Ohio Corporation                    1973
Julia F. Johnson          43      Senior Vice President                                      1985
Richard F. Katchuk        47      Senior Vice President                                      1988
Craig J. Kelly            47      Senior Vice President                                      1987
James C. LaVelle          54      Senior Vice President and Senior Credit Officer            1978
Richard J. Lehmann        49      Chairman/CEO--Banc One Arizona Corporation                 1993
William C. Leiter         54      Senior Vice President and Controller                       1981
Richard D. Lodge          46      Senior Vice President                                      1973
John B. McCoy             50      Chairman/CEO                                               1967
Donald L. McWhorter       58      President/COO                                              1983
George R. L. Meiling      51      Treasurer                                                  1977
Harvey R. Mitchell        58      Chairman/CEO--Bank One, Texas, N.A.                        1989
Ronald L. Moore           61      Chairman/CEO--Banc One Colorado Corporation                1992
Jeffrey P. Neubert        51      Executive Vice President                                   1991
Robert A. O'Neill, Jr.    40      Senior Vice President and Chief Auditor                    1987
A. Michael Perry          57      Chairman/CEO--Banc One West Virginia
                                           Corporation                                       1993
Ronald G. Steinhart       53      President/COO--Bank One, Texas, N.A.                       1992
Charles W. Sulerzyski     36      President/CEO--Banc One Individual Investor
                                           Services Corporation
Paul F. Walsh             44      Chairman--Banc One Diversified Services
                                           Corporation                                       1990

All market transactions in BANC ONE's securities by its Directors and Executive Officers during 1993 were reported promptly and correctly under the Securities and Exchange Commission's rules relating to the reporting of securities transactions by directors and officers, with the exception of the reports noted in "Certain Reports" in the Definitive Proxy Statement for the BANC ONE CORPORATION Annual Meeting to be held April 19, 1994, those portions of which are expressly incorporated herein by reference.

ITEM 11       EXECUTIVE COMPENSATION

See "Election of Directors", "Directors Fees and Compensation" and the following sections of "Executive Compensation" (Summary Annual Compensation, 1989 Stock Incentive Plan and Retirement Benefits on pages 8-11 and 13-14) in the Definitive Proxy Statement for the BANC ONE CORPORATION Annual Meeting to be held April 19, 1994, these portions of which are expressly incorporated herein by reference.

ITEM 12       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

See "Election of Directors" and "Ownership of Shares" in the Definitive Proxy Statement for the BANC ONE CORPORATION Annual Meeting to be held April 19, 1994, these portions of which are expressly incorporated herein by reference.


ITEM 13       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See "Transactions with Management and Owners" in the Definitive Proxy Statement for the BANC ONE CORPORATION Annual Meeting to be held April 19, 1994, this portion of which is expressly incorporated herein by reference, and Note 20 "Related Party Transactions" included in the 1993 Annual Report to shareholders, which is expressly incorporated herein by reference.

                                    PART IV



ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K INDEX TO FINANCIAL STATEMENTS AND SCHEDULES



                     BANC ONE CORPORATION and Subsidiaries

                                                                                      Annual Report
Data incorporated by reference from the                                              to Shareholders
   1993 Annual Report to Shareholders:                                                      Page
                                                                                     -----------------
   Financial Highlights and Corporate Profile                                        Inside Front Cover

   Report of Independent Accountants                                                         22

   Consolidated Balance Sheet, December 31, 1993 and 1992                                    23

   Consolidated Statement of Income for the years ended
       December 31, 1993, 1992 and 1991                                                      24

   Consolidated Statement of Changes in Stockholders' Equity
      for the years ended December 31, 1993, 1992 and 1991                                   25

   Consolidated Statement of Cash Flows for the years ended
       December 31, 1993, 1992 and 1991                                                      26

   Notes to Consolidated Financial Statements                                             27 - 52

   Additional financial information                                                       53 - 62

   Management's Discussion and Analysis                                                   63 - 79

   Market Presence by State and Other Affilates                                              80


No schedules are included because they are not required, not applicable, or the required information is contained elsewhere.

Report on Form 8K filed November 9, 1993 announcing the acquisition of Liberty National Bancorp, Inc., and other pending acquisitions. (June 30, 1993 financial information)

Report on Form 8K filed November 16, 1993 announcing a purported class-action lawsuit alleging that the Bank assessed usurious and unconscionable interest rates in connection with its refund anticipation loan progam.

Report on Form 8K filed November 24, 1993 announcing the acquisition of Liberty National Bancorp, Inc., and other pending acquisitions. (September 30, 1993 financial information)

                               INDEX TO EXHIBITS


  Exhibit Number
  --------------
        10       Material Contracts
                 a.  Deferred Compensation Plan for Directors of BANC ONE CORPORATION and BANC ONE Affiliates
                 b.  BANC ONE CORPORATION 1989 Stock Incentive Plan
                     1.  Agreement for Restricted Stock Award under the BANC ONE CORPORATION 1989 Stock Incentive Plan
                     2.  Stock Option Agreement for Non-Qualified Stock Options under the BANC ONE CORPORATION 1989 Stock Incentive
                         Plan
                     3.  Stock Option agreement for Incentive Stock Options under the BANC ONE CORPORATION 1989 Stock Incentive Plan
                 c.  1993 Key Management Incentive Compensation Plan
                 d.  BANC ONE CORPORATION's Incentive Compensation Deferral Plan
                 e.  Change in Control Severance Agreement - Affiliated Bankshares of Colorado, Inc.
                 f.  Change in Control Severance Agreement - Marine Corporation of Illinois
                 g.  BANC ONE Supplemental Executive Security Savings Plan
                 h.  BANC ONE CORPORATION Supplemental Employees Retirement Plan, As Amended and Restated Effective January 1, 1993
                 i.  The Valley National Bank of Arizona Supplemental Excess Benefit Retirement Plan
                 j.  American Fletcher Corporation Deferred Compensation Plan
                 k.  Valley National Corporation 401(+)TM Executive Deferred Compensation Plan

        11       Statement regarding computation of earnings per common share.

        12       Statement regarding computation of ratio of earnings to fixed charges.

        13       Portions of BANC ONE's Annual Report to Shareholders for the calendar year ended December 31, 1993.

        22       Subsidiaries of Registrant.

        24       Consent of Independent Accountants.

There are no agreements with respect to long-term debt of the Registrant to authorize securities in an amount which exceeds 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis. The Registrant agrees to furnish a copy of any agreement with respect to long-term debt of the Registrant to the Securities and Exchange Commission upon request.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        BANC ONE CORPORATION


By:                         John B. McCoy                                              March 9, 1994
         ---------------------------------------------------                 ----------------------------------
                            John B. McCoy                                                   Date
                              Chairman

By:                      Frederick L. Cullen                                           March 9, 1994
         ---------------------------------------------------                 ----------------------------------
                         Frederick L. Cullen                                                Date
                       Chief Financial Officer

By:                       William C. Leiter                                            March 9, 1994
         ---------------------------------------------------                 ----------------------------------
                          William C. Leiter                                                 Date
                             Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:                     Charles E. Exley, Jr.                                          March 9, 1994
         ---------------------------------------------------                 ----------------------------------
                   Charles E. Exley, Jr., Director                                          Date


By:                         E. Gorden Gee                                              March 9, 1994
         ---------------------------------------------------                 ----------------------------------
                      E. Gordon Gee, Director                                               Date


By:                         John R. Hall                                               March 9, 1994
         ---------------------------------------------------                 ----------------------------------
                       John R. Hall, Director                                               Date


By:                     Laban P. Jackson, Jr.                                          March 9, 1994
         ---------------------------------------------------                 ----------------------------------
                   Laban P. Jackson, Jr., Director                                          Date


By:                         John B. McCoy                                              March 9, 1994
         ---------------------------------------------------                 ----------------------------------
                      John B. McCoy, Director                                               Date


By:                         John G. McCoy                                              March 9, 1994
         ---------------------------------------------------                 ----------------------------------
                      John G. McCoy, Director                                               Date


By:                       Rene C. McPherson                                            March 9, 1994
         ---------------------------------------------------                 ----------------------------------
                    Rene C. McPherson, Director                                             Date


By:                      Donald L. McWhorter                                           March 9, 1994
         ---------------------------------------------------                 ----------------------------------
                    Donald L. McWhorter, Director                                           Date


By:                     Thekla R. Shackelford                                          March 9, 1994
         ---------------------------------------------------                 ----------------------------------
                   Thekla R. Shackelford, Director                                          Date


By:                         Alex Shumate                                               March 9, 1994
         ---------------------------------------------------                 ----------------------------------
                       Alex Shumate, Director                                               Date


By:                  Frederick P. Stratton, Jr.                                        March 9, 1994
         ---------------------------------------------------                 ----------------------------------
                Frederick P. Stratton, Jr., Director                                        Date


By:                       Romeo J. Ventres                                             March 9, 1994
         ---------------------------------------------------                 ----------------------------------
                     Romeo J. Ventres, Director                                             Date


By:                       Robert D. Walter                                             March 9, 1994
         ---------------------------------------------------                 ----------------------------------

                     Robert D. Walter, Director                                             Date