Form 10-Q
period 1994-03-31
BANC ONE CORP/OH/
filed 1994-05-11
CIK 36090

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For The Quarterly Period Ended March 31, 1994.

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-8552

                              BANC ONE CORPORATION
                              --------------------
             (Exact name of registrant as specified in its charter)

                  Ohio                                       31-0738296
                  ----                                       ----------
(State or other jurisdiction of incorporation or     (IRS Employer I.D. Number)
                organization)

               100 East Broad Street, Columbus, Ohio  43271-0251
               -------------------------------------------------
             (Address of principal executive offices)    (Zip Code)

                                 (614) 248-5944
                                 --------------
              (Registrant's telephone number, including area code)

                                      N/A
                                      ---
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X           No
     -
               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS;

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes              No               N/A

                     APPLICABLE ONLY TO CORPORATE ISSUERS;

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, no par value, $5 stated value, shares outstanding at April 29,
1994.                                                   381,835,796

                     BANC ONE CORPORATION AND SUBSIDIARIES
                                     PART I
                             FINANCIAL INFORMATION

Consolidated Balance Sheet
$(thousands, except per share amounts) (unaudited)                          March 31,         December 31,            March 31,
                                                                                 1994                 1993                  1993
ASSETS
Cash and due from banks                                                    $4,432,542           $4,757,475            $4,385,960
Short-term investments                                                        994,975              931,959             1,496,437
Securities
Securities held for investment                                              5,251,194           16,591,970            15,468,530
Securities held for sale                                                                           815,941             1,152,986
Securities available for sale (at market value,
cost $14,932,977 at March 31, 1994)                                        14,855,908

Total securities (market value approximates
$20,222,886 at March 31, 1994)                                             20,107,102           17,407,911            16,621,516

Loans and leases                                                           54,955,278           53,925,187            48,334,019
Reserve for loan and lease losses                                             922,099              918,153               943,137
Net loans and leases                                                       54,033,179           53,007,034            47,390,882
Other assets:
Bank premises and equipment, net                                            1,405,466            1,387,218             1,337,169
Interest earned, not collected                                                647,450              624,185               581,159
Other real estate owned                                                       115,982              135,893               159,618
Excess of cost over net assets of affiliates purchased                        222,632              227,312               244,520
Other                                                                       1,467,342            1,439,574             1,451,381
Total other assets                                                          3,858,872            3,814,182             3,773,847

Total assets                                                              $83,426,670          $79,918,561           $73,668,642

LIABILITIES
Deposits
Non-interest bearing                                                      $13,229,222          $13,674,976           $11,949,484
Interest bearing                                                           46,918,781           47,268,205            47,410,880

Total deposits                                                             60,148,003           60,943,181            59,360,364

Federal funds purchased and repurchase agreements                           8,916,607            6,744,437             4,032,311
Other short-term borrowings                                                 3,970,250            2,020,176             1,128,492
Long-term borrowings                                                        1,740,912            1,701,662             1,349,679
Accrued interest payable                                                      210,688              222,946               231,397
Other liabilities                                                           1,239,951            1,252,521             1,158,431

Total liabilities                                                          76,226,411           72,884,923            67,260,674

Stockholders' equity
Preferred stock, 35,000,000 shares authorized:
Class B convertible, no par value                                                                                          7,476
Series C convertible, no par value, 4,998,000, 4,998,000 and
5,000,000 shares issued and outstanding, respectively                         249,900              249,900               250,000
Common stockholders' equity:
Common stock, no par value, $5 stated value, 600,000,000 shares authorized, 381,835,796, 380,687,187, (December 31, 1993 shares reflect the 10% common stock dividend, effective February 10, 1994),
272,084,600 shares issued and outstanding, respectively                     1,909,179            1,903,436             1,360,424
Capital in excess of aggregate stated value of common stock                 3,762,153            3,833,611             2,982,317
Retained earnings                                                           1,336,428            1,046,691             1,807,751
Net unrealized holding losses on securities available for sale                (49,048)

Total stockholders' equity before treasury stock                            7,208,612            7,033,638             6,407,968
Treasury stock                                                                 (8,353)
Total stockholders' equity                                                  7,200,259            7,033,638             6,407,968

Total liabilities and stockholders' equity                                $83,426,670          $79,918,561           $73,668,642

The accompanying notes are an integral part of the financial statements.

Consolidated Statement of Income
for the three months ended March 31
$(thousands, except per share amounts) (unaudited)                                                         1994             1993
Interest income
Interest and fees on loans and leases                                                                $1,246,873       $1,202,365
Interest and dividends on:
Taxable securities                                                                                      189,341          228,800
Tax exempt securities                                                                                    31,020           30,257
Other interest income                                                                                     7,867           12,351

Total interest income                                                                                 1,475,101        1,473,773

Interest expense
Interest on deposits:
Demand and savings deposits                                                                             148,511          153,383
Time deposits                                                                                           179,136          210,195
Interest on borrowings                                                                                   91,415           66,709

Total interest expense                                                                                  419,062          430,287

Net interest income                                                                                   1,056,039        1,043,486

Provision for loan and lease losses                                                                      77,287          105,551
Net interest income after provision for loan and lease losses                                           978,752          937,935

Non-interest income
Income from fiduciary activities                                                                         55,432           51,137
Service charges on deposit accounts                                                                     109,303          107,309
Loan processing and servicing income                                                                    117,152           96,091
Securities gains (losses)                                                                                 3,443            7,430
Income from management of Collection pools, net                                                           5,339            3,464
Other                                                                                                    93,691           76,498

Total non-interest income                                                                               384,360          341,929

Non-interest expense
Salaries and related costs                                                                              423,852          394,525
Net occupancy expense, exclusive of depreciation                                                         39,191           38,197
Equipment expense                                                                                        27,739           25,126
Taxes other than income and payroll                                                                         908           19,838
Depreciation and amortization                                                                            64,691           73,086
Outside services and processing                                                                         132,280          109,612
Marketing and development                                                                                36,500           37,341
Communication and transportation                                                                         56,595           52,110
Other                                                                                                    92,468          128,005

Total non-interest expense                                                                              874,224          877,840

Income before income taxes and cumulative effect of change in
accounting principle                                                                                    488,888          402,024

Income tax provision
Income excluding securities transactions                                                               (174,810)        (132,012)
Securities transactions                                                                                  (1,205)          (2,526)

Provision for income taxes                                                                             (176,015)        (134,538)

Income before cumulative effect of change in accounting principle                                       312,873          267,486
Cumulative effect of change in method of accounting for income taxes                                                      19,391
Net Income                                                                                             $312,873         $286,877

Net income per common share
Income before cumulative effect of change in accounting principle                                          $.81             $.70
Cumulative effect of change in method of accounting for income taxes                                                         .05

Net income per common share                                                                                $.81             $.75

Weighted average common shares outstanding (000)                                                        382,643          375,813

The accompanying notes are an integral part of the financial statements.


BANC ONE CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE QUARTERS ENDED MARCH 31
$(THOUSANDS) (UNAUDITED)
                                                                         1994               1993
                                                                     -----------        -----------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income                                                           $   312,873           286,877
  Adjustments:
  Provision for loan and lease losses                                     77,287           105,551
  Depreciation and amortization                                           87,840            94,523
  Net decrease in trading account portfolio                               27,771            97,558
  Net (increase) decrease in warehoused mortgage loans                   426,682            (6,823)
  Net change in deferred loan fees and costs                              (5,172)          (17,689)
  Gain on securities transactions                                         (3,443)           (7,430)
  (Gain) loss on sale of other assets                                     (6,033)              448
  Net (increase) decrease in other assets                                (50,046)          136,579
  Net increase (decrease) in other liabilities                           105,734            (6,743)
  Net change in deferred income taxes                                     56,264            (5,668)
  Cumulative effect of change in accounting principle                                      (19,391)
                                                                     -----------       -----------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                          1,029,757           657,792
                                                                     -----------       -----------
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of securities available for sale                            (6,648,886)
Purchases of securities held for investment                             (249,553)         (715,540)
Maturities of securities held for investment                             866,524         1,349,191
Proceeds from maturities and sales of securities available for sale    3,063,692           501,574
Proceeds fom the sales of securities held for investment                                   131,662
Net (increase) decrease in loans, excluding sales and purchases       (1,337,379)          117,991
Proceeds from the sales of loans                                          11,933            30,021
Purchases of loans and related premiums                                 (206,753)         (192,200)
Net (increase) decrease in short-term investments                        (55,416)          765,872
Additions to bank premises and equipment                                 (73,479)          (77,798)
Disposals of bank premises and equipment                                   6,066             8,273
All other investing activies - net                                          (551)
                                                                     -----------       -----------
    NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES               (4,623,802)        1,919,046
                                                                     -----------       -----------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Net increase (decrease) in demand deposit, money market
  and savings accounts                                                   161,253        (1,635,600)
Net decrease in certificates of deposits                                (850,547)         (684,500)
Net increase (decrease) in short-term borrowings                       4,122,244          (854,518)
Proceeds from issuance of long-term borrowings                            50,131
Repayment of long-term borrowings                                        (10,881)           (7,783)
Cash dividends paid                                                     (228,607)         (165,133)
Other, net increase (decrease)                                            25,519           (30,214)
                                                                     -----------       -----------
    NET CASH USED IN FINANCING ACTIVITIES                              3,269,112        (3,377,748)
                                                                     -----------       -----------
Increase (decrease) in cash and cash equivalents                        (324,933)         (800,910)
Cash and cash equivalents at January 1                                 4,757,475         5,186,870
                                                                     -----------       -----------
CASH AND CASH EQUIVALENTS AT MARCH 31                                $ 4,432,542       $ 4,385,960
                                                                     ===========       ===========

SUPPLEMENTAL DISCLOSURES FOR STATEMENT OF CASH FLOWS
- - ----------------------------------------------------

Supplemental disclosures of noncash investing and financing activities, and additional disclosures, are as follows:

$(THOUSANDS)                                                             1994             1993
- - ----------------------------------------------------------------     -----------       -----------
Transfer from loans to other real estate owned                       $    12,580       $    29,779
                                                                     ===========       ===========
Net Trade Date Accounting entries for securities transactions        $   138,568       $     6,583
                                                                     ===========       ===========
Loan issued to facilitate the sale of OREO Properties                $     3,276
                                                                     ===========

ADDITIONAL DISCLOSURES:
- - -----------------------
Interest Paid                                                        $   431,320       $   457,597
                                                                     ===========       ===========
Income Taxes Paid                                                    $    19,710       $     8,151
                                                                     ===========       ===========

Consolidated Statement of Changes in Stockholders' Equity
for the three months ended March 31
$(thousands, except per share amounts) (unaudited)                                                        1994             1993
Balance, beginning of period                                                                        $7,033,638       $6,241,586

Net income                                                                                             312,873          286,877
Exercise of stock options, net of shares purchased                                                      (1,350)         (38,194)
Shares issued in acquisitions                                                                            5,794
Pooled affiliate stock issuance and other                                                                 (666)           8,421
Cash dividends:
Corporation:
Common ($.31 and $.25 per share, respectively)                                                        (118,350)         (81,144)
Class B Preferred ($.75 per share)                                                                                         (216)
Series C Preferred ($.88 per share)                                                                     (4,373)          (4,375)
Pooled affiliates                                                                                                        (4,987)
Sale of stock to employee benefit plan                                                                  30,094
Net unrealized holding losses on securities available for sale                                         (49,048)
Purchase of treasury stock                                                                              (8,353)

Balance, March 31                                                                                   $7,200,259       $6,407,968

The accompanying notes are an integral part of the financial statements.

Consolidated Statement of Reserve for Loan and Lease Losses
for the three months ended March 31
$(thousands) (unaudited)                                                                                  1994             1993
Balance, beginning of period                                                                          $918,153         $909,896

Acquired reserves and other                                                                                322            1,170
Provision for loan and lease losses                                                                     77,287          105,551
Losses charged to the reserve                                                                         (123,411)        (135,196)
Recoveries                                                                                              49,748           61,716
Net losses charged to the reserve                                                                      (73,663)         (73,480)

Balance, March 31                                                                                     $922,099         $943,137

The accompanying notes are an integral part of the financial statements.

Notes to the Financial Statements

1. The accompanying financial statements are unaudited. However, in the opinion of management, they contain the adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position and the results of operations. The notes to the financial statements contained in the annual report for December 31, 1993, should be read in conjunction with these financial statements. The Corporation is defined as parent company only.
BANC ONE is defined as the Corporation and all significant majority-owned subsidiaries.
2. The provision for income taxes is at a rate which management believes will approximate the effective rate for the year.
3. At December 31, 1993, BANC ONE had four pending acquisitions, totaling approximately $5 billion in assets. On March 7, 1994, the acquisition of Parkdale Bank ( Parkdale ) of Beaumont, Texas, accounted for as a pooling of interests, was completed in exchange for 282,120 shares of BANC ONE common stock. The prior period financial statements, however, have not been restated due to immateriality.
During February 1994, the Corporation signed a definitive agreement to acquire American Holding Company, a $229 million bank holding company headquartered in Highland Park, Illinois, in exchange for approximately .9 million shares of BANC ONE common stock. The transaction is expected to be completed in the fourth quarter 1994 and is subject to shareholder and regulatory approval. During March 1994, the Corporation signed a letter of intent to acquire 1st*Bank, a $124 million bank holding company headquartered in Coppell, Texas, in exchange for approximately .4 million shares of BANC ONE common stock. The transaction is expected to be completed in the fourth quarter 1994 and is subject to shareholder and regulatory approval.
As of March 31, 1994, BANC ONE had five pending acquisitions which had combined assets of approximately $5.6 billion.
Reported amounts for 1993 have been restated to reflect the second quarter
1993 poolings of interests of First Community Bancorp, Inc. and Key Centurion Bancshares, Inc.

4. In January 1994, the Board of Directors approved the purchase of up to 10 million shares of BANC ONE common stock for use in the acquisition of Premier Bancorp, Inc., in Baton Rouge, Louisiana. As of March 31, 1994, the Corporation had acquired and held 250,000 of its shares for this purpose.
BANC ONE has an option to purchase Premier Bancorp between June 30, 1995 and March 31, 1997. Premier Bancorp had assets of approximately $4.2 billion at December 31, 1993.
5. In January 1994, BANC ONE adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115), which specifies the accounting for investments in securities that have readily determinable fair values. Upon adoption, the Corporation transferred approximately $11 billion of securities from the held-for-investment and held-for-sale portfolios, to the available-for-sale portfolio. Securities available for sale were adjusted to market value, as required, and a net unrealized gain of $83 million, after tax, was recorded as a separate component of common stockholders' equity. At March 31, 1994, the net unrealized loss in this separate component of equity was $49 million.

6. Approximately $57.3, $114.7 and $116.9 million have been reclassified from other real estate owned to loans for December 31,1993, March 31, 1993 and December 31, 1992, respectively, for comparison purposes. Certain other prior period amounts (in addition to the pooling restatements noted above) have also been reclassified.

7. Market values and maturities of investment securities by type at January 1, 1994 are shown in the following table. The securities classifications and accounting applied to these classifications, are significantly different from those reported in the 1993 BANC ONE CORPORATION ANNUAL REPORT.



SECURITIES HELD FOR INVESTMENT                                 Maturities of Securities as of January 1, 1994(1)
                                                       -------------------------------------------------------------------
                                                                                                          1999-
$ (millions)                                             1994      1995      1996      1997     1998      2003      2004+     Total
- - ------------------------------------------------------------------------------------------------------------------------------------
United States treasury and agencies
  Book value                                           $  345    $  213    $   41    $  213    $   26    $   36    $    5    $   879
  Market value                                            348       216        42       214        26        37         5        888

Mortgage and asset backed securities;
  Government:
    Book value                                            444       364       487       297       271       192        95      2,150
    Market value                                          449       372       504       314       283       203        95      2,220

  Other:
    Book value                                            462       144       112        65         6                   3        792
    Market value                                          465       149       118        68         7                   3        810

Tax exempt
  Book value                                              489       259       175       268       153       597       125      2,066
  Market value                                            494       273       186       290       167       649       131      2,190

Other
  Book value                                               26        12         4         5         6        11        68        132
  Market value                                             24        13         4         5         6        10        79        141

Total book value of securities held for investment     $1,766    $  992    $  819    $  848    $  462    $  836    $  296    $ 6,019
                                                       ======    ======    ======    ======    ======    ======    ======    =======
Total market value of securities held for investment   $1,780    $1,023    $  854    $  891    $  489    $  899    $  313    $ 6,249
                                                       ======    ======    ======    ======    ======    ======    ======    =======
SECURITIES AVAILABLE FOR SALE
United States treasury and agencies
  Book value                                           $1,042    $  563    $1,197    $2,850    $   74    $   71    $   55    $ 5,852
  Market value                                          1,050       572     1,217     2,911        77        75        55      5,957

Mortgage and asset backed securities;
  Government:
    Book value                                             14       163       472       806       283       253       283      2,274
    Market value                                           14       163       470       806       282       256       284      2,275

  Other:
    Book value                                            354       805       734       549       423        74        37      2,976
    Market value                                          358       804       733       549       421        73        37      2,975

Tax exempt
  Book value                                               37                                                           3         40
  Market value                                             36                                                           3         39

Other
  Book value                                               50                  33         2                           162        247
  Market value                                             50                  33         2                           184        269

Total book value of securities available for sale      $1,497    $1,531    $2,436    $4,207    $  780    $  398    $  540    $11,389
                                                       ======    ======    ======    ======    ======    ======    ======    =======
Total market value of securities available for sale    $1,508    $1,539    $2,453    $4,268    $  780    $  404    $  563    $11,515
                                                       ======    ======    ======    ======    ======    ======    ======    =======

Total book value                                       $3,263    $2,523    $3,255    $5,055    $1,242    $1,234    $  836    $17,408
                                                       ======    ======    ======    ======    ======    ======    ======    =======
Total market value                                     $3,288    $2,562    $3,307    $5,159    $1,269    $1,303    $  876    $17,764
                                                       ======    ======    ======    ======    ======    ======    ======    =======

(1) Reflects estimated maturity.



Unrealized gains and losses on securities held:

                                                           Unrealized Gain (Loss)
                                                           as of January 1, 1994
                                               -------------------------------------------
                                                                                       Net
                                               Unrealized       Unrealized      Unrealized
$(millions)                                         Gains           Losses            Gain
- - ------------------------------------------------------------------------------------------
SECURITIES HELD FOR INVESTMENT
United States treasury and federal agencies       $    21         $   (12)         $     9

Mortgage and asset-backed securities:
   Government                                          72              (2)              70
   Other                                               19              (1)              18

Tax exempt                                            126              (2)             124

Other                                                  12              (3)               9
                                                  -------         -------          -------
Total held to maturity                                250             (20)             230
                                                  -------         -------          -------

SECURITIES AVAILABLE FOR SALE

United States treasury and federal agencies           107              (2)             105

Mortgage and asset-backed securities:
   Government                                           6              (5)               1
   Other                                                8              (9)              (1)

Tax exempt                                                             (1)              (1)

Other                                                  22                               22
                                                  -------         -------          -------
TOTAL AVAILABLE FOR SALE                              143             (17)             126
                                                  -------         -------          -------
TOTAL                                             $   393         $   (37)         $   356
                                                  =======         =======          =======


Average Balances, Income and Expenses, Yields and Rates(1)(2)
                                                         1994                                            1993
                                                     1st Quarter                                     4th Quarter
                                          Average        Income/     Yield/               Average        Income/       Yield/
$(thousands) (unaudited)                  Balance        Expense       Rate               Balance        Expense         Rate
ASSETS
Short-term investments                   $986,879         $8,805       3.62%             $852,003         $7,645        3.56%
Securities
Taxable                                14,863,543        189,456       5.17            14,664,305        192,613        5.21
Tax exempt                              2,091,196         46,220       8.96             1,900,852         43,514        9.0
Total securities                       16,954,739        235,676       5.64            16,565,157        236,127        5.66
Loans and leases(4)
Commercial                             13,874,118        268,905       7.86            13,639,278        270,964        7.88
Real estate                            16,566,091        346,908       8.49            16,391,295        352,727        8.54
Consumer, net                          16,528,573        382,008       9.37            15,482,530        340,012        8.71
Credit card                             6,001,195        232,387      15.70             5,505,457        222,277       16.02
Leases, net                             1,069,502         19,961       7.57             1,033,462         20,616        7.91
Reserve for loan
and lease losses                         (925,065)                                       (914,834)

Net loans and leases                   53,114,414      1,250,169       9.55            51,137,188      1,206,596        9.36

Total earning assets                   71,056,032      1,494,650       8.53            68,554,348      1,450,368        8.39
Other assets                            8,426,100                                       8,486,857

Total assets                          $79,482,132                                     $77,041,205

LIABILITIES
Deposits
Non-interest bearing demand           $12,711,510                                     $12,920,586
Interest bearing demand                 8,733,047         34,989       1.62             8,444,082         30,995        1.46
Savings                                 7,510,645         40,895       2.21             7,320,122         42,747        2.32
Money market savings accounts          11,484,080         72,627       2.56            11,213,403         72,822        2.58
Time deposits:
CDs less than $100,000                 15,575,487        139,650       3.64            15,754,328        135,076        3.40
CDs $100,000 and over:
Domestic                                3,749,931         33,048       3.57             3,562,011         35,051        3.90
Foreign                                   764,066          6,438       3.42               743,034          6,229        3.33

Total deposits                         60,528,766        327,647       2.20            59,957,566        322,920        2.14

Borrowed funds:
Short-term                              8,555,906         66,787       3.17             7,216,092         53,539        2.94
Long-term                               1,707,597         24,628       5.85             1,705,130         25,646        5.97

Total borrowed funds                   10,263,503         91,415       3.61             8,921,222         79,185        3.52

Total interest bearing liabilities     58,080,759        419,062       2.93            55,958,202        402,105        2.85

Other liabilities                       1,502,995                                       1,455,176
Total liabilities                      72,295,264                                      70,333,964

Preferred stock                           249,900                                         249,969
Common stockholders' equity             6,936,968                                       6,457,272

Total liabilities, common equity
and preferred stock                   $79,482,132                                     $77,041,205
Net interest income(3)                                 1,075,588       6.14                            1,048,263        6.07
Provision for loan and lease losses(3)                   (77,287)      (.44)                            (107,031)       (.62)
Net funds function(3)                                   $998,301       5.70%                            $941,232        5.45%

(1) Fully taxable equivalent basis.
(2) Yields and rates are annualized based on actual days in reporting period.
(3) As a percent of average earning assets.
(4) Nonaccrual loans are included in loan balances.

Average Balances, Income and Expenses, Yields and Rates(1)(2)
                                                       1993                                            1993
                                                   3rd Quarter                                     2nd Quarter
                                          Average       Income/     Yield/                 Average        Income/      Yield/
$(thousands) (unaudited)                  Balance       Expense       Rate                 Balance        Expense        Rate
ASSETS
Short-term investments                $1,219,381       $10,795       3.51%             $1,218,692         $9,658        3.18%
Securities
Taxable                               13,624,158       187,077       5.45              14,224,020        204,187         5.76
Tax exempt                             1,768,401        42,593       9.56               1,779,959         43,534         9.81
Total securities                      15,392,559       229,670       5.92              16,003,979        247,721         6.21
Loans and leases(4)
Commercial                            13,423,556       276,297       8.17              13,550,542        278,231         8.24
Real estate                           15,982,463       353,386       8.77              15,825,602        349,752         8.86
Consumer, net                         14,703,707       329,609       8.89              13,908,944        328,228         9.47
Credit card                            5,143,699       215,434      16.62               4,862,098        201,155        16.59
Leases, net                              963,491        19,725       8.12                 957,163         19,726         8.27
Reserve for loan
and lease losses                        (921,654)                                        (947,632)

Net loans and leases                  49,295,262     1,194,451       9.61              48,156,717      1,177,092         9.80

Total earning assets                  65,907,202     1,434,916       8.64              65,379,388      1,434,471         8.80
Other assets                           8,319,285                                        8,306,918

Total assets                         $74,226,487                                      $73,686,306

LIABILITIES
Deposits
Non-interest bearing demand          $12,112,958                                      $11,974,880
Interest bearing demand                8,138,309        29,670       1.45               8,098,021         34,631        1.72
Savings                                7,075,977        43,537       2.44               6,895,289         43,571        2.53
Money market savings accounts         11,294,172        73,771       2.59              11,440,867         74,305        2.61
Time deposits:
CDs less than $100,000                16,282,553       151,358       3.69              16,810,159        158,730         3.79
CDs $100,000 and over:
Domestic                               3,108,229        27,248       3.48               3,329,855         30,962         3.73
Foreign                                  549,844         4,846       3.50                 445,147          4,018         3.62

Total deposits                        58,562,042       330,430       2.24              58,994,218        346,217         2.35

Borrowed funds:
Short-term                             6,132,417        47,847       3.10               5,356,218         40,636         3.04
Long-term                              1,586,065        24,994       6.25               1,557,042         22,532         5.80

Total borrowed funds                   7,718,482        72,841       3.74               6,913,260         63,168         3.66

Total interest bearing liabilities    54,167,566       403,271       2.95              53,932,598        409,385         3.04

Other liabilities                      1,311,601                                        1,307,665
Total liabilities                     67,592,125                                       67,215,143

Preferred stock                          250,000                                          254,691
Common stockholders' equity            6,384,362                                        6,216,472

Total liabilities, common equity
and preferred stock                  $74,226,487                                      $73,686,306
Net interest income(3)                               1,031,645       6.21                              1,025,086         6.29
Provision for loan and lease losses(3)                 (97,523)      (.59)                               (58,402)        (.36)
Net funds function(3)                                 $934,122       5.62%                              $966,684        5.93%

(1) Fully taxable equivalent basis.
(2) Yields and rates are annualized based on actual days in reporting period.
(3) As a percent of average earning assets.
(4) Nonaccrual loans are included in loan balances.

Average Balances, Income and Expenses, Yields and Rates(1)(2)
                                                               1993
                                                          1st Quarter
                                            Average           Income/          Yield/
$(thousands) (unaudited)                    Balance           Expense            Rate
ASSETS
Short-term investments                  $1,555,960           $13,607            3.55%
Securities
Taxable                                 15,288,035           230,634             6.12
Tax exempt                               1,769,729            43,713            10.02
Total securities                        17,057,764           274,347             6.52
Loans and leases(4)
Commercial                              13,677,702           276,219             8.19
Real estate                             15,147,950           339,388             9.09
Consumer, net                           13,561,094           369,898            11.06
Credit card                              4,771,721           200,903            17.08
Leases, net                                965,519            20,493             8.61
Reserve for loan
and lease losses                          (930,843)

Net loans and leases                    47,193,143         1,206,901            10.37

Total earning assets                    65,806,867         1,494,855             9.21
Other assets                             8,061,474

Total assets                           $73,868,341

LIABILITIES
Deposits
Non-interest bearing demand            $11,446,727
Interest bearing demand                  8,011,283            30,986             1.57
Savings                                  6,637,179            44,477             2.72
Money market savings accounts           11,707,943            77,920             2.70
Time deposits:
CDs less than $100,000                  17,300,995           170,550             4.00
CDs $100,000 and over:
Domestic                                 3,591,931            35,874             4.05
Foreign                                    402,488             3,771             3.80

Total deposits                          59,098,546           363,578             2.50

Borrowed funds:
Short-term                                5,730,634           43,972             3.11
Long-term                                 1,357,179           22,737             6.79

Total borrowed funds                      7,087,813           66,709             3.82

Total interest bearing liabilities       54,739,632          430,287             3.19

Other liabilities                         1,379,391
Total liabilities                        67,565,750

Preferred stock                             259,018
Common stockholders' equity               6,043,573

Total liabilities, common equity
and preferred stock                     $73,868,341
Net interest income(3)                                     1,064,568             6.56
Provision for loan and lease losses(3)                      (105,551)           (.65)
Net funds function(3)                                       $959,017            5.91%

(1) Fully taxable equivalent basis.
(2) Yields and rates are annualized based on actual days in reporting period.
(3) As a percent of average earning assets.
(4) Nonaccrual loans are included in loan balances.

Consolidated Quarterly Financial Data                                                           Quarters
                                                            1994         1993                                           Last 12
$(millions, except per share amounts) (unaudited)          First       Fourth       Third       Second        First      Months
Key ratios
Return on average assets(1)                                 1.60%        1.47%       1.52%        1.53%        1.58%       1.53%
Return on average common equity(1)                         18.04        17.32       17.43        17.91        18.94       17.68
Return on average total equity(1)                          17.66        16.93       17.04        17.48        18.46       17.28
Average common equity to assets                             8.73         8.38        8.60         8.44         8.18        8.54
Average total equity to assets                              9.04         8.71        8.94         8.78         8.53        8.87
Margin analysis(1),(2),(3)
Interest income                                             8.53         8.39        8.64         8.80         9.21        8.59
Interest expense                                            2.39         2.32        2.43         2.51         2.65        2.41
Net interest income                                         6.14         6.07        6.21         6.29         6.56        6.18
Provision for loan and lease losses                          .44          .62         .59          .36          .65         .50
Net funds function                                          5.70         5.45        5.62         5.93         5.91        5.68
Credit analysis
Net charge-offs to average loans and leases                  .55          .89         .80          .67          .62         .73%
Ending reserves to loans and leases                         1.68%        1.70%       1.79%        1.85%        1.95%
Nonperforming assets:
Total                                                    $560.5       $603.5      $655.4       $738.5       $826.0
Percent of total loans and leases                           1.02%        1.12%       1.28%        1.48%        1.71%
Loans deliquent over 90 days(4):
Total                                                    $186.2      $204.0       $214.7       $212.9       $200.1
Percent of total loans and leases                            .34%        .38%         .42%         .43%         .41%
Per share data
Net income(5)                                               $.81        $.75         $.75         $.73         $.75       $3.04
Cash dividends(5)                                            .31         .28          .28          .26          .25        1.13
Book value(5)                                              18.20       17.82        17.35        16.89        16.45
Common stock price(5):
High                                                      $35.47      $39.77       $42.19       $44.73       $42.27      $44.73
Low                                                        31.88       32.27        34.55        36.73        36.36       31.88
Close                                                     $33.00      $35.57       $37.73       $40.91       $42.00
Common shares traded (000)                                68,124      54,635       39,072       35,563       34,057     197,394
Preferred Series C stock price:
High                                                      $68.75      $74.63       $73.25       $81.75       $78.50      $81.75
Low                                                        60.50       66.63        72.75        70.50        69.50       60.50
Close                                                     $61.00      $68.75       $73.25       $77.00       $78.50
Preferred Series C shares traded (000)                     2,851       2,082        1,712        1,827        1,093       8,472
Period end balances
Loans and leases (net of unearned)                     $54,955.3   $53,925.2    $51,102.6   $ 49,853.8   $ 48,334.0
Earning assets                                          75,135.3    71,346.9     68,196.9     66,884.6     65,508.8
Total assets                                            83,426.7    79,918.6     76,461.6     75,466.4     73,668.6
Total deposits                                          60,148.0    60,943.2     59,143.7     59,253.9     59,360.4
Long-term debt                                           1,740.9     1,701.7      1,709.0      1,584.4      1,349.7
Reserve for loan and lease losses                          922.1       918.2        917.1        919.8        943.1
Total stockholders' equity                               7,200.3     7,033.6      6,759.9      6,588.7      6,408.0
Condensed income statement
Net interest income(2)                                  1,075.59    1,048.26     1,031.65     1,025.09     1,064.57   $4,180.59
Provision for loan and lease losses                        77.29      107.03        97.53        58.41       105.55      340.26
Net funds function(2)                                     998.30      941.23       934.12       966.68       959.02    3,840.33
Non-interest income
Fiduciary income                                           55.43       54.24        52.82        53.59        51.14      216.08
Service charges on deposits                               109.30      111.42       107.66       105.91       107.31      434.29
Loan processing and service income                        117.15      124.67       118.04       112.98        96.09      472.84
Securities transactions                                     3.44        5.51         2.97          .11         7.43       12.03
Income from management of Collection pools, net             5.34        6.46         6.53         6.33         3.46       24.66
Other non-interest income                                  93.70       94.59        92.25        93.64        76.50      374.18
Total non-interest income                                 384.36      396.89       380.27       372.56       341.93    1,534.08
Non-interest expense
Salaries and benefits                                     423.85      403.98       412.86       406.97       394.53    1,647.66


Other non-interest expense                                450.37      483.15      450.24       479.08       483.31     1,862.84
Total non-interest expense                                874.22      887.13      863.10       886.05       877.84     3,510.50
Taxable equivalent adjustment                              19.55       19.42       20.59        18.37        21.07        77.93
Income before income taxes                                488.89      431.57      430.70       434.82       402.04     1,785.98
Income tax (provision) benefit                          (176.02)     (145.32)    (145.79)     (152.88)     (134.55)    (620.01)
Income before tax accounting change                       312.87      286.25      284.91       281.94       267.49     1,165.97
Change in method of accounting for income taxes                                                              19.39
Net income                                               $312.87     $286.25     $284.91      $281.94      $286.88    $1,165.97
Net income available to common stockholders              $308.50     $281.88     $280.54      $277.57      $282.29    $1,148.49

(1) Ratios presented on an annualized basis.
(2) Fully taxable equivalent basis.
(3) As a percent of average earning assets.
(4) Excluding nonperforming loans.
(5) Amounts have been restated for the 10% common stock dividend, effective February 10, 1994 and the five-shares-for-four-shares stock split, effective August 31, 1993.

Management's Discussion and Analysis

BANC ONE reported net income of $313 million for the three months ended March 31, 1994. This represents an increase of over 9% from the same period in 1993. Prior period amounts have been restated to reflect the second quarter 1993 poolings of interests of First Community Bancorp, Inc. and Key Centurion Bancshares, Inc. This discussion should be read in conjunction with the financial statements, notes and tables included elsewhere in this report.
BANC ONE's return on average assets increased to 1.60% for the first quarter of 1994 from 1.58% for the same period in 1993. BANC ONE's return on average common equity decreased to 18.04% from the first quarter 1993 ratio of 18.94%. This decrease is due to average common equity increasing faster than net income available to common stockholders from the first quarter of 1993 to the first quarter of 1994.

Net Interest Income
BANC ONE's net interest income on a fully taxable equivalent (FTE) basis increased $11 million in the first quarter of 1994 from the comparable period in 1993. Interest income on earning assets decreased slightly while average balances increased $5.2 billion from a year earlier. Interest expense on interest bearing liabilities decreased $11 million while average balances increased $3.3 billion for the same period.

Average loan balances, primarily consumer and credit card, increased 12.3%, resulting in a $43 million increase in interest income. This increase was partially offset by a $39 million decrease in interest income on investment securities as a result of the continued decline in higher yielding federal agency and private label issued collateralized mortgage-backed securities
(CMOs). These changes in interest income include changes in revenues from interest rate swaps which hedge or synthetically alter assets. The contribution to interest income from swaps declined $2 million. Approximately $3.2 billion of United States Treasury securities were purchased late in the first quarter and can be expected to increase interest income but further depress yields in the second quarter of 1994.

Interest expense decreased by $11 million for the three months ended
March 31, 1994 from the same period in 1993. Interest expense on deposits decreased by $36 million, primarily due to a shift from longer term, higher interest rate time deposits to lower interest rate savings and non-interest bearing demand deposits. This decrease was partially offset by $25 million in additional interest expense on borrowed funds, resulting from higher balances, the increase in the federal funds rate early in the first quarter and the issuance of $250 million of 6.625% Subordinated Notes by three of the Corporation's affiliate banks in the second quarter 1993. Revenue associated with swaps which hedge or synthetically alter liabilities was unchanged from the first quarter of 1993. Late in the first quarter $2.2 billion in short-term bank notes were issued and can be expected to increase interest expense during the second quarter of 1994. Bank notes are used as an alternative funding source to deposits and federal funds. Although there is a higher interest rate associated with bank notes, they are more advantageous as FDIC deposit insurance premiums are not paid on them, they generally mature in one year and can be issued quickly.

Earning asset yields, including swaps, declined 68 basis points compared to 1993 in spite of the loan growth previously noted, while funding costs declined only 26 basis points for the same period. This is a result of the spread between the prime rate and the federal funds rate moving toward lower historical levels and to the purchase of United States Treasury securities, as previously mentioned. Income tax refund anticipation loans originated in the first quarter of 1994 totaled approxi-mately $2.2 billion, compared to $2.4 billion in the first quarter of 1993. During March and April, the prime rate increased by 75 basis points. The resultant increased yields on prime based loans during the second quarter will be partially offset by a decline in income from derivative products used to hedge these instruments.
BANC ONE manages interest rate sensitivity primarily with the use of off-balance sheet interest rate swaps. The use of swaps resulted in BANC ONE being slightly liability-sensitive at March 31, 1994, countering the natural tendency to be asset sensitive. Table 1 summarizes the notional amount (an agreed upon amount on which calculations of interest payments to be exchanged are based) of BANC ONE's interest rate swap portfolio by type. BANC ONE has no credit exposure relative to the notional amount, such exposure being generally limited to the net difference between the pay and receive amounts on each transaction. These amounts are generally netted and paid quarterly. BANC ONE obtains sufficient collateral from swap counterparties to secure receipt of all amounts due. The swaps used consist of those where payments based on fixed rates or variable rates are received in exchange for payment of amounts based on variable or fixed rates, basis swaps where variable interest payments based on different indices are exchanged and forward-starting contracts where payments are exchanged beginning on some future date. BANC ONE is not a dealer in derivative contracts. During the first quarter of 1994, BANC ONE entered into additional interest rate swap agreements to reduce the level of liability sensitivity and exposure to decreases in the spread between prime and LIBOR rates, the effect of which is to better position the Company in a rising rate environment.

Table 1
Interest Rate Swaps and Other Derivatives          March 31,       Dec. 31,
$(millions)                                             1994           1993
- - ---------------------------------------------------------------------------
Receive fixed (includes forward starting)            $28,035        $29,237
Receive floating (includes pay fixed and caps)         8,598          1,619
Net receive fixed position                           $19,437        $27,618
Basis                                                  7,879          5,556
Other                                                 $2,899         $2,598

The 1993 BANC ONE CORPORATION annual report provided certain fair value information based on interest rates at December 31, 1993. Since that date, interest rates have increased and, as a result, the estimated fair value of fixed rate financial instruments has changed. The unrealized loss on long-term debt decreased from $341 million at December 31, 1993 to $224 million at March 31, 1994. The $203 million net unrealized gain on derivatives at December 31, 1993 decreased to a net unrealized loss of $365 million at March 31, 1994.
BANC ONE's derivatives generally are used to hedge or synthetically alter balance sheet amounts and, therefore, unrealized gains and losses are not recognized in earnings. If the hedged or altered balance sheet financial instrument amounts were marked to market, the resulting unrealized balance sheet gains (losses) could be expected to compensate for unrealized derivatives (losses) gains.

Asset Quality
BANC ONE's process for monitoring asset quality includes detailed, monthly analyses of delinquencies, nonperforming assets and potential problem loans from each affiliate bank. Management extensively monitors and improves credit policies, including policies related to appraisals, assessing the financial condition of borrowers, restrictions on out-of-area lending and avoidance of loan concentrations. The loan portfolio consists of many small credits in diverse businesses located throughout the markets served by BANC ONE affiliates. Only nine customers had borrowing relationships greater than $50 million outstanding at March 31, 1994, with the largest being $78 million.

Table 2
Credit Quality                                  March 31,         Dec. 31,
$(millions)                                          1994             1993

Nonperforming assets
Nonaccrual                                         $438.3           $460.7
Renegotiated                                          6.2              6.9
OREO                                                116.0            135.9

Total nonperforming assets                         $560.5           $603.5

Loans delinquent over 90 days                      $186.2           $204.0
Doubtful loans                                       59.0            58.7
Ending reserve for loan and lease losses            922.1            918.2
Net charge-offs                                     $73.7           $116.7

Key ratios
Reserve to ending loans                             1.68%            1.70%
Nonperforming assets to ending loans                 1.02             1.12
90 days delinquent to ending loans                    .34              .38
Net charge-offs to average loans                     .55%             .89%

As noted in the table above, the level of nonperforming assets continues to improve as a result of the recovering national economy and management's continual monitoring and refining of credit policies, as well as centralized management of problem assets. Accordingly, nonperforming assets decreased $266 million from a year ago and were 1.02% of ending loans, down from 1.12% at December 31, 1993 and 1.71% at March 31, 1993. The decrease is primarily a result of loans returning to accrual status and receipt of payments. Table 3 details the activity in nonaccrual loans and other real estate owned (OREO) from December 31, 1993 to March 31, 1994.

Table 3
Nonperforming Assets Activity
$(millions)                                                 March 31, 1994

Nonaccrual loans, December 31,                                      $460.7

Nonaccrual loans activity
Nonaccrual additions                                                  81.3
Loans returned to accrual and payments received                     (82.6)
Reduction due to transfers to OREO                                   (7.2)
Charge-offs                                                         (14.2)
Other, net                                                              .3

Nonaccrual loans                                                    $438.3

OREO, beginning of period                                           $135.9

OREO activity
Repossession of collateral                                            12.6
Write-downs                                                          (2.6)
Sales and other                                                     (29.9)

OREO                                                                $116.0

The provision for loan and lease losses decreased to $77 million for the three months ended March 31, 1994 from $106 million a year ago, and closely approximated the level of charge-offs. The decrease can be attributed to general improvement in all areas of asset quality. Annualized net charge-offs were .55% of average loans compared to .89% in the fourth quarter. The reserve for loan and lease losses of 1.68% of ending loans at March 31, 1994 versus 1.95% at March 31, 1993 provided reserve to nonperforming loan coverage of 207%, up from the first quarter 1993 coverage of 141%. The adequacy of the reserve and provision for loan and lease losses is consistent with the composition of the portfolio and recent credit quality history.

Non-interest Income, Non-interest
Expense and Income Taxes
Total non-interest income, excluding securities transactions, increased $46 million, or 13.9%, for the first quarter of 1994 compared to 1993. The increase in income from fiduciary activities is primarily volume driven as BANC ONE continues to place emphasis in this area. The $21 million increase in loan processing and servicing income is primarily attributable to increased volumes in mortgage loans serviced throughout 1993 and credit card and interchange transactions, as well as a $4 million gain from a credit card securitization. The increases were partially offset by a decrease in credit card servicing income due to a reduction in securitized balances, as formerly securitized loans returned to the balance sheet. Income from management of Collection pools increased for the periods mentioned above due to several new servicing contracts. Our venture capital company's realized gains on sales of investment securities declined from 1993 levels. Increases in other non-interest income are due to $3 million in income earned on the cash surrender value of Corporate-owned life insurance and a $3 million gain on the settlement of a lawsuit in the first quarter of 1994.
Salaries and related costs increased by $29 million, or 7.4%, primarily due to an increase of 2,800 full-time equivalent employees, medical benefit costs and pay rates. Equipment expense increased by $3 million, or 10.4%, due mainly to higher rental and maintenance expenses to support the growing affiliate network. Taxes other than income and payroll decreased by $19 million, or 95.4%, due to settlement of prior year franchise taxes. Depreciation and amortization decreased by $8 million, or 11.5%, primarily due to the write-off in the first quarter of 1993 of approximately $16 million of goodwill offset by increases in depreciation expense on data processing and office equipment, and increased amortization expense on software. Outside services and processing increased by $23 million due to a new credit card program and increased product processing fees. Communication and transportation increased by $5 million, or 8.6%, due to increased telephone charges, courier service and freight charges. Other non-interest expense decreased by $36 million, or 27.8%, due primarily to a $16 million decline in OREO expense as a result of general improvement in all areas of asset quality, along with decreases in merger related expenses, supplies expense, insurance expense and decreased litigation accruals from those experienced in the first quarter of 1993.
Due to the factors mentioned above, annualized net non-interest expense (total non-interest expense less total non-interest income, excluding securities transactions) as a percent of average assets decreased to 2.5% in the first quarter of 1994 from 3.0% in the first quarter of 1993.
The increase in the federal statutory tax rate for corporations has contributed to the increase in BANC ONE's effective tax rate from 33.5% in the first quarter of 1993 to 36.0% in the first quarter of 1994. The effective rate also increased as more income was earned in states with higher state taxes. BANC ONE adopted Statement of Financial Accounting Standards (SFAS)
No. 109 on January 1, 1993, requiring certain technical changes in accounting for income taxes. These changes resulted in the recognition of a $19 million tax benefit in the first quarter of 1993.

Liquidity
At March 31, 1994, large liability dependence was 20.83%, an increase of 3.87% from December 31, 1993. The increase was due primarily to the issuance of additional short-term borrowings to fund increased loan and securities growth. Anticipated second quarter loan growth may continue to increase large liability dependence. BANC ONE's policy is that large liability dependence be no greater than 30%. BANC ONE manages the position at much lower levels.

Table 4
Liquidity                                            March 31,     Dec 31,
$(millions)                                               1994        1993

Earning assets net of money market  investments        $74,140     $70,358

Large liabilities
Net national market liabilities                          2,812       2,973
As a percent of net earning assets                       3.79%       4.23%
Total net large liabilities                            $15,441     $11,932
As a percent of net earning assets                      20.83%      16.96%

Net Income Per Share and
Stockholders' Equity
BANC ONE reported net income of $.81 per common share in the first quarter of 1994, compared to $.75 per share in the first quarter of 1993 (as restated for the 10% common stock dividend, effective February 10, 1994 and the five-shares-for-four-shares stock split, effective August 31, 1993). Results of the first quarter of 1993 have been restated to reflect the second quarter 1993 poolings of interests of First Community Bancorp, Inc. and Key Centurion Bancshares, Inc. Refer to Table 5 for information on changes in net income per common share.

Table 5
Analysis of Net Income Per Common Share                              First
                                                                   Quarter

Net income per common share, prior year                               $.75
Increase/(decrease) from changes in
Earning asset volume                                                   .32
Rates and other effects of net interest income                       (.29)
Lower provision for loan and lease losses                              .08
Other income, excluding securities transactions                        .12
Securities transaction                                               (.01)
Other expense                                                          .01
Provision for federal income taxes                                   (.11)
Change in method of accounting for income taxes                      (.05)
Subtotal                                                               .82
Changes in average common shares                                     (.01)

Net income per common share                                           $.81

Capital
At March 31, 1994, BANC ONE had total stockholders' equity of $7.2 billion, up from $7.0 billion at December 31, 1993. This increase was attributable to earnings net of common and preferred dividends. Additionally, a net unrealized holding loss of approximately $49 million was recorded on securities available for sale in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities.
Common stockholders' equity was $6.9 billion at March 31, 1994, up from $6.8 billion at December 31, 1993. The Corporation's ratio of common stockholders' equity to total assets was 8.33% at March 31, 1994 a decrease from 8.49% at December 31, 1993 as assets grew faster than equity.

Derivative Financial Instruments

Maturities and weighted average rates of each significant derivative product by type at March 31, 1994 follows. The derivatives used by BANC ONE are primarily interest rate swaps. These rate swaps generally involve the exchange of fixed and floating rate interest payments based on an underlying notional amount. A key assumption in the information is that rates remain constant at March 31, 1994 levels. To the extent that rates change, both the maturity and variable interest rate information will change.

                                                             Maturities of March 31, 1994 Derivative Products (1)
                                                        ---------------------------------------------------------------
                                                Maturity (1)
$ (millions)                                         1994            1995            1996            1997
- - ------------------------------------------------------------------------------------------------------------------------
Receive fixed generic swaps
 Notional value                                  $    297       $   5,348        $    518         $      3
 Weighted average receive rate                       5.77 %          5.16 %          4.63 %           6.94 %
 Weighted average pay rate                           3.92            3.43            3.56             6.03

Receive fixed amortizing swaps
 Notional value                                     5,595           8,821             938               90
 Weighted average receive rate                       5.59 %          5.07 %          6.48 %           7.18 %
 Weighted average pay rate                           3.91            3.76            4.04             3.64

Pay fixed swaps
 Notional value                                       453           1,810           2,272              269
 Weighted average receive rate                       3.60 %          3.80 %          3.89 %           3.59 %
 Weighted average pay rate                           7.45            4.69            5.33             6.08

Basic swaps
 Notional value                                                        75           3,900            3,590
 Weighted average receive rate                                       4.25 %          3.79 %           3.41 %
 Weighted average pay rate                                           3.70            3.69             3.42

Forward starting swaps
 Notional value                                                     3,050           2,050
 Weighted average receive rate                                       5.14 %          5.15 %
 Weighted average pay rate                                           3.94            3.94

Other derivative products
 Notional value                                       656           1,586           4,068              163
                                                  -------         -------         -------           ------
Total notional value                                7,001          20,690          13,746            4,115
                                                  =======         =======         =======           ======
Total weighted average rates
on swaps:
 Receive rate                                        5.46 %          4.98 %          4.40 %           3.51 %

 Pay rate                                            4.17            3.78            3.94             3.61


                                                             Maturities of March 31, 1994 Derivative Products (1)
                                                        ---------------------------------------------------------------
$ (millions)                                         1998         1999-2003          2004+           Total
- - ------------------------------------------------------------------------------------------------------------------------
Receive fixed generic swaps
 Notional value                                        30             755             150            7,101
 Weighted average receive rate                       4.95 $          6.97 %          5.82 %           5.35 %
 Weighted average pay rate                           3.31            4.66            5.15             3.63

Receive fixed amortizing swaps
 Notional value                                        21              14               5           15,484
 Weighted average receive rate                       8.62 %          8.81 %          8.82 %           5.36 %
 Weighted average pay rate                           3.57            3.56            3.56             3.83

Pay fixed swaps
 Notional value                                       109              13                            4,926
 Weighted average receive rate                       3.50 %          4.47 %                           3.81 %
 Weighted average pay rate                           5.30            8.22                             5.34

Basic swaps
 Notional value                                       314                                            7,879
 Weighted average receive rate                       3.56 %                                           3.61 %
 Weighted average pay rate                           3.49 %                                           3.56

Forward starting swaps
 Notional value                                                       350                            5,450
 Weighted average receive rate                                       5.81 %                           5.19 %
 Weighted average pay rate                                           4.25                             3.96

Other derivative products
 Notional value                                        29              61               8            6,571
                                                  -------         -------         -------           ------

Total notional value                                  503           1,193             163           47,411
                                                  =======         =======         =======           ======

Total weighted average rates
on swaps:
 Receive rate                                        3.86 %          6.61 %          5.91 %           4.81 %

 Pay rate                                            3.90 %          4.56 %          5.10 %           3.94 %

 (1) Other derivative products include interest rate collars, caps and floors, futeres, options, swap options and currency swaps.


Activity in derivative products for the first quarter of 1994 is summarized as follows:
                                              Generic        Amortizing                                        (1)Other
                                              Receive         Receive        Pay                  Forward      Derivative
$(millions)                                    Fixed           Fixed        Fixed       Basis     Starting      Products      Total
- - -----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1993                   $  6,683      $  15,054      $  1,619    $  5,556    $  7,500    $  2,598     $ 39,010

Additions                                         768             30         4,000       2,324         450       4,135       11,707
Maturities/Amortization                          (350)        (2,100)         (193)         (1)                   (162)      (2,806)
Terminations                                                                  (500)                                            (500)
Forward Starting Becoming Effective                            2,500                                (2,500)                       0
                                             --------      ---------      --------    --------    --------    --------     --------
BALANCE, MARCH 31, 1994                      $  7,101      $  15,484      $  4,926    $  7,879    $  5,450    $  6,571     $ 47,411
                                             ========      =========      ========    ========    ========    ========     ========




                                                        Unrealized Gain (Loss) as of March 31, 1994
                                                        -------------------------------------------
                                            Total
                                           Notional      Unrealized      Unrealized    Net Gain
                                            Amount         Gains           Losses       (Loss)
- - --------------------------------------------------------------------------------------------------
Generic Receive Fixed                     $  7,101       $     38       $    (69)      $    (31)
Amortizing Receive Fixed                    15,484             52           (245)          (193)
Pay Fixed                                    4,926             17            (18)            (1)
Basis                                        7,879              7            (84)           (77)
Forward Starting                             5,450                          (151)          (151)
Other Derivative Products                    6,571             89             (1)            88
                                          --------       --------       --------       --------
Total                                     $ 47,411       $    203       $   (568)      $   (365)
                                          ========       ========       ========       ========

1) Other derivative products include interest rate collars, caps and floors, futures, options, swap options and currency swaps.


                     BANC ONE CORPORATION AND SUBSIDIARIES
                                    PART II
                               OTHER INFORMATION



Item 1       -       LEGAL PROCEEDINGS

                     In October 1993, a purported class-action lawsuit was filed against Bank One, Columbus, N.A., H & R Block, Inc. and other financial institutions, in the United States District Court for the Northern District of Alabama, Western Division, alleging that the Bank assessed usurious and unconscionable interest rates in connection with its income tax refund anticipation loan program with H & R Block. The plaintiffs' motion to certify a class has been denied and the case will proceed only on behalf of one Bank One customer. An adverse decision in this case would have a de minimus effect on BANC ONE's consolidated financial position.

Item 2       -       Inapplicable

Item 3       -       Inapplicable

Item 4       -       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                     a. The matters discussed in 4c and 4d were submitted to a vote of security holders at the April 19, 1994 Annual Meeting of Shareholders.

                     b.       Inapplicable

                     c.       Election of Directors

                                                                            SHARES VOTED
                                                        -----------------------------------------------------
                                                                           Against/          Abstentions/
                                   Name                     For            Withheld        Broker Non-Votes
                      ---------------------------------------------------------------------------------------
                      Charles E. Exley                  297,316,772       1,492,770
                      E. Gordon Gee                     297,052,960       1,756,582
                      John R. Hall                      297,522,568       1,286,974

                      Laban P. Jackson, Jr.             297,451,809       1,357,733
                      John B. McCoy                     297,503,368       1,306,740
                      John G. McCoy                     297,268,300       1,541,242

                      Rene C. McPherson                 297,271,562       1,537,980
                      Donald L. McWhorter               297,521,457       1,288,085
                      Thekla R. Shackelford             297,451,817       1,357,725
                      Alex Shumate                      297,371,238       1,438,304

                      Frederick P. Stratton, Jr.        297,495,758       1,313,784
                      Romeo J. Ventres                  296,968,986       1,840,556
                      Robert D. Walter                  297,534,880       1,274,662

Item 4, cont.        d.       Approval of the 1994 Key Executive Management
                              Incentive Compensation Plan

                                      SHARES VOTED
                  -----------------------------------------------------
                      For           Against/Withheld      Abstentions
                  -----------------------------------------------------
                  276,638,648          15,451,144          6,719,750


Item 5       -       Inapplicable

Item 6       -       EXHIBITS AND REPORTS ON FORM 8-K

                     a. In compliance with Part I Financial Information the exhibits are incorporated by reference:

                              Exhibit 10       Material Contracts

                                               a.      BANC ONE CORPORATION
                                                       1994 Key Executive
                                                       Management Incentive
                                                       Compensation Plan

                                               b.      BANC ONE CORPORATION
                                                       1994 Key Management
                                                       Incentive Compensation
                                                       Plan

                                               c.      BANC ONE Dividend
                                                       Equivalent Unit Plan

                              Exhibit 11       Computation of Earnings per
                                               Common Share

                              Exhibit 12       Computation of Earnings to
                                               Fixed Charges Ratio

                     b. Report on Form 8K filed January 28, 1994 announcing the declaration of a 10% stock dividend and the authorization to purchase up to 10 million shares of BANC ONE common stock for use in the acquisition of Premier Bancorp, Inc.

                              Report on Form 8K filed February 17, 1994 announcing the termination of an Agreement and Plan of Merger between BANC ONE and FirsTier Financial.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             BANC ONE CORPORATION



        May 11, 1994                     /S/ William C. Leiter
        Date                       --------------------------------------
                                             William C. Leiter
                                              Controller and
                                         Chief Accounting Officer

                               INDEX TO EXHIBITS
                               -----------------

  Exhibit Number
  --------------
        10       Material Contracts

                 a. BANC ONE CORPORATION 1994 Key Executive Management Incentive Compensation Plan

                 b. BANC ONE CORPORATION 1994 Key Management Incentive Compensation Plan

                 c.  BANC ONE CORPORATION Dividend Equivalent Unit Plan

        11       Statement Regarding Computation of Earnings per Common Share

        12       Statement Regarding Computation of Earnings to Fixed Charges
                 Ratio