Form 10-Q
period 1994-06-30
BANC ONE CORP/OH/
filed 1994-08-12
CIK 36090

                                  FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For The Quarterly Period Ended June 30, 1994.

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 1-8552

                             BANC ONE CORPORATION
                             --------------------
            (Exact name of registrant as specified in its charter)

                    Ohio                                   31-0738296
                -----------                               ------------
(State or other jurisdiction of incorporation or   (IRS Employer I.D. Number)
                organization)

             100 East Broad Street, Columbus, Ohio    43271-0251
             ---------------------------------------------------
             (Address of principal executive offices) (Zip Code)

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

Yes  X           No
    ---             ---
              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS;

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes              No               N/A
      ----           ------
                    APPLICABLE ONLY TO CORPORATE ISSUERS;
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, no par value, $5 stated value, shares outstanding at August 5,
1994.   383,055,963

                    BANC ONE CORPORATION AND SUBSIDIARIES
                                    PART I
                            FINANCIAL INFORMATION

Consolidated Balance Sheet
$(thousands, except per share amounts) (unaudited)                           June 30,         December 31,            June 30,
                                                                                 1994                 1993                1993
ASSETS
Cash and due from banks                                                   $4,922,639           $4,757,475          $4,542,814
Short-term investments                                                       691,778              931,959           1,977,752
Securities
Securities held to maturity                                                4,929,291           16,591,970          14,584,999
Securities held for sale                                                                          815,941           1,387,874
Securities available for sale (at fair value,
cost $14,586,045 at June 30, 1994)                                        14,277,488
Total securities (fair value approximates
$19,268,728 at June 30, 1994)                                             19,206,779           17,407,911          15,972,873
Loans and leases                                                          56,635,308           53,925,187          49,853,832
Reserve for loan and lease losses                                            905,353              918,153             919,818
Net loans and leases                                                      55,729,955           53,007,034          48,934,014
Other assets:
Bank premises and equipment, net                                           1,425,887            1,387,218           1,347,114
Interest earned, not collected                                               666,255              624,185             620,396
Other real estate owned                                                       83,889              135,893             150,304
Excess of cost over net assets of affiliates purchased                       216,621              227,312             235,635
Other                                                                      1,600,432            1,439,574           1,685,471
Total other assets                                                         3,993,084            3,814,182           4,038,920
Total assets                                                             $84,544,235          $79,918,561         $75,466,373

LIABILITIES
Deposits
Non-interest bearing                                                     $13,300,657          $13,674,976         $12,689,770
Interest bearing                                                          48,827,920           47,268,205          46,564,147
Total deposits                                                            62,128,577           60,943,181          59,253,917
Federal funds purchased and repurchase agreements                          7,137,379            6,744,437           5,084,850
Other short-term borrowings                                                4,617,431            2,020,176           1,413,069
Long-term borrowings                                                       1,741,221            1,701,662           1,584,352
Accrued interest payable                                                     256,473              222,946             235,117
Other liabilities                                                          1,396,180            1,252,521           1,306,363
Total liabilities                                                         77,277,261           72,884,923          68,877,668
Stockholders' equity
Preferred stock, 35,000,000 shares authorized:
Series C convertible, no par value, 4,998,000, 4,998,000 and
5,000,000 shares issued and outstanding, respectively                        249,900              249,900             250,000
Common stockholders' equity:
Common stock, no par value, $5 stated value, 600,000,000 shares authorized, 383,634,239, 380,687,187, (December 31, 1993 and
June 30, 1993 shares reflect the 10% common stock dividend,
effective February 10, 1994), 341,065,620 shares issued, respectively      1,918,171            1,903,436           1,705,328
Capital in excess of aggregate stated value of common stock                3,777,651            3,833,611           2,642,869
Retained earnings                                                          1,540,857            1,046,691           1,990,508
Net unrealized holding losses on securities available for sale              (194,222)
Total stockholders' equity before treasury stock                           7,292,357            7,033,638           6,588,705
Less: treasury stock (734,000 shares), at cost                                25,383
Total stockholders' equity                                                 7,266,974            7,033,638           6,588,705
Total liabilities and stockholders' equity                               $84,544,235          $79,918,561         $75,466,373

The accompanying notes are an integral part of the financial statements.


Consolidated Statement of Income
$(thousands, except per share amounts) (unaudited)                   For the Three Months              For the Six Months
                                                                         Ended June 30,                  Ended June 30,
                                                                     1994          1993                1994          1993
Interest income
Interest and fees on loans and leases                            $1,231,249     $1,172,723         $2,478,122     $2,375,088
Interest and dividends on:
Taxable securities                                                  237,544        204,861            426,885        433,661
Tax exempt securities                                                31,030         29,836             62,050         60,093
Other interest income                                                 7,073          8,675             14,940         21,026

Total interest income                                             1,506,896      1,416,095          2,981,997      2,889,868
Interest expense
Interest on deposits:
Demand and savings deposits                                         161,593        152,507            310,104        305,890
Time deposits                                                       195,749        193,710            374,885        403,905
Interest on borrowings                                              143,219         63,168            234,634        129,877
Total interest expense                                              500,561        409,385            919,623        839,672
Net interest income                                               1,006,335      1,006,710          2,062,374      2,050,196
Provision for loan and lease losses                                  47,288         58,402            124,575        163,953
Net interest income after provision
for loan and lease losses                                           959,047        948,308          1,937,799      1,886,243
Non-interest income
Income from fiduciary activities                                     55,724         53,592            111,156        104,729
Service charges on deposit accounts                                 111,163        105,906            220,466        213,215
Loan processing and servicing income                                116,760        112,982            233,912        209,073
Securities gains                                                      2,698            112              6,141          7,542
Income from management of Collection pools, net                       4,607          6,331              9,946          9,795
Other                                                                90,439         93,641            184,130        170,139
Total non-interest income                                           381,391        372,564            765,751        714,493
Non-interest expense
Salaries and related costs                                          407,112        406,974            830,964        801,499
Net occupancy expense, exclusive of depreciation                     38,795         34,881             77,986         73,078
Equipment expense                                                    27,238         26,313             54,977         51,439
Taxes other than income and payroll                                  18,658         20,250             19,566         40,088
Depreciation and amortization                                        67,174         65,756            131,865        138,842
Outside services and processing                                     125,227        136,444            257,507        246,056
Marketing and development                                            36,140         35,162             72,640         72,503
Communication and transportation                                     58,912         57,350            115,507        109,460
Other                                                                87,478        102,919            179,946        230,924
Total non-interest expense                                          866,734        886,049          1,740,958      1,763,889
Income before income taxes and cumulative effect
of change in accounting principle                                   473,704        434,823            962,592        836,847
Income tax provision:
Income excluding securities transactions                           (156,822)      (152,844)          (331,632)      (284,856)
Securities transactions                                                (944)           (38)            (2,149)        (2,564)
Provision for income taxes                                         (157,766)      (152,882)          (333,781)      (287,420)
Income before cumulative effect of change in
accounting principle                                                315,938        281,941            628,811        549,427
Cumulative effect of change in method of accounting
for income taxes                                                                                                      19,391
Net income                                                         $315,938       $281,941           $628,811       $568,818
Net income per common share
Income before cumulative effect of change in
accounting principle                                                   $.81           $.73              $1.62          $1.43
Cumulative effect of change in method of accounting
for income taxes                                                                                                         .05
Net income per common share                                            $.81           $.73              $1.62          $1.48
Weighted average common shares outstanding (000)                    383,749        376,613            383,231        376,247

The accompanying notes are an integral part of the financial statements.

Banc One Corporation
Consolidated Statement of Cash Flows
For the six months ended ended June 30, 1994 and 1993
$ (thousands) (unaudited)

                                                                        1994           1993
                                                                     -----------    -----------
Cash provided by (used in) operating activities:
Net Income                                                        $     628,811   $    568,818
    Adjustments:
    Provision for loan and lease losses                                 124,575        163,953
    Depreciation and amortization                                       191,493        180,373
    Net decrease in trading account                                     100,748         55,896
    Net decrease  in warehoused mortgage loans                          878,072         61,155
    Net change in deferred loan fees and costs                           (9,282)        (3,099)
    Securities gains                                                     (6,141)        (7,542)
    Gain on sale of other assets                                        (14,164)       (11,519)
    Net increase in other assets                                       (107,641)      (165,843)
    Net increase (decrease) in other liabilities                         74,144       (163,120)
    Net change in deferred income taxes                                  54,848         32,892
    Cummulative effect of change in accounting principle                               (19,391)
                                                                     -----------    -----------
          Net cash provided by operating activities                   1,915,463        692,573
                                                                     -----------    -----------
Cash provided by (used in) investing activities:
Purchases of securities available/held for sale                      (6,959,022)      (350,000)
Purchases of securities held to maturity                               (433,076)    (1,124,401)
Maturities of securities available/held for sale                      1,041,659        247,371
Maturities of securities held to maturity                             1,466,885      2,979,681
Proceeds from the sales of securities available/held for sale         2,841,030        373,492
Proceeds from the sales of securities held to maturity                                  81,616
Net increase in loans, excluding sales and purchases                 (3,275,832)    (1,470,022)
Proceeds from the sales of loans and other assets                       221,453        133,033
Purchases of loans and related premiums                                (400,512)      (347,092)
Net decrease in short-term investments                                  279,781        284,558
Additions to bank premises and equipment                               (146,003)      (143,318)
Net cash acquired in acquisitions                                     1,180,497
All other investing activities -- net                                       127         11,352
                                                                     -----------    -----------
          Net cash provided by (used in) investing activities        (4,183,013)       676,270
                                                                     -----------    -----------
Cash provided by (used in) financing activities:
Net decrease in demand deposit, money market
  and savings accounts                                               (1,273,110)      (915,854)
Net increase (decrease) in time deposits                              1,020,894     (1,510,478)
Net increase in short-term borrowings                                 2,982,721        482,598
Proceeds from issuance of long-term borrowings                           51,520        248,317
Repayment of long-term borrowings                                       (11,961)       (21,427)
Cash dividends paid                                                    (351,817)      (264,949)
Other, net increase (decrease)                                           14,467        (31,106)

                                                                     -----------    -----------
          Net cash provided by (used in) financing activities         2,432,714     (2,012,899)
                                                                     -----------    -----------
Increase (decrease)  in cash and cash equivalents                       165,164       (644,056)
Cash and cash equivalents at January 1,                               4,757,475      5,186,870
                                                                     -----------    -----------
Cash and cash equivalents at June 30,                             $   4,922,639 $    4,542,814
                                                                     -----------    -----------

The accompanying notes are an integral part of the financial statements.

Supplemental Disclosures for Statement of Cash Flows

Supplemental disclosures of noncash investing and financing activities, and additional disclosures for the six months ended June 30, 1994 and 1993, are as follows:

$(thousands)(unaudited)                                                                1994         1993
- - - --------------------------------------------------------------------------------    -----------   ---------
Transfer from Other Assets to securities                                         $       3,330  $      824
                                                                                    -----------   ---------
Transfer from loans to other real estate owned                                   $      21,679  $   72,959
                                                                                    -----------   ---------
Net increase in Trade Date Accounting entries for securities transactions        $      81,719  $  267,596
                                                                                    -----------   ---------
Loans issued to facilitate the sale of OREO Properties                           $      20,600  $   14,346
                                                                                    -----------   ---------
Net Unrealized holding losses on securities available for sale (retained
     earnings effect, net of taxes ($193,911))                                   $     308,246  $
                                                                                    -----------   ---------

Additional Disclosures:

Interest Paid                                                                     $    889,811  $  863,226
                                                                                    -----------   ---------
Income Taxes Paid                                                                 $    314,499  $  250,654
                                                                                    -----------   ---------

The accompanying notes are an integral part of the financial statements.

Consolidated Statement of Changes in Stockholders' Equity
                                                                       For the Three Months             For the Six Months
                                                                          Ended June 30,                  Ended June 30,
$(thousands, except per share amounts) (unaudited)                      1994           1993             1994         1993
Balance, beginning of period                                        $7,200,259    $6,407,968         $7,033,638    $6,241,586
Net income                                                             315,938       281,941            628,811       568,818
Exercise of stock options, net of shares purchased                      (2,493)       (2,052)            (3,843)      (40,246)
Shares issued in acquisitions                                           24,421                           30,215
Pooled affiliate stock issuance and other                                  588           719                (78)        2,768
Cash dividends:
Corporation:
Common ($.31 and $.26 per share for the three months
and $.62 and $.51 per share for the six months
ended June 30, 1994 and 1993)                                         (118,837)      (95,496)          (237,187)     (176,640)
Class B Preferred ($.75 per share)                                                                                       (216)
Series C Preferred ($.88 per share for the three months and $1.75
per share for the six months ended June 30, 1994 and 1993)              (4,373)       (4,375)            (8,746)       (8,750)
Pooled affiliates                                                                                                      (4,987)
Sale of stock to employee benefit plans                                 13,675                           43,769         6,372
Net unrealized holding losses on securities available for sale        (145,174)                        (194,222)
Purchase of treasury stock                                             (17,030)                         (25,383)
Balance, June 30                                                    $7,266,974    $6,588,705         $7,266,974    $6,588,705

The accompanying notes are an integral part of the financial statements.

Consolidated Statement of Reserve for Loan and Lease Losses
                                                                        For the Three Months             For the Six Months
                                                                           Ended June 30,                  Ended June 30,
$(thousands) (unaudited)                                                   1994           1993             1994           1993
Balance, beginning of period                                          $922,099      $943,137          $918,153        $909,896
Acquired reserves                                                        5,710            43             6,032           1,213
Provision for loan and lease losses                                     47,288        58,402           124,575         163,953
Losses charged to the reserve                                         (118,866)     (128,367)         (242,277)       (263,563)
Recoveries                                                              49,122        46,603            98,870         108,319
Net losses charged to the reserve                                      (69,744)      (81,764)         (143,407)       (155,244)
Balance, June 30                                                      $905,353      $919,818          $905,353        $919,818

The accompanying notes are an integral part of the financial statements.

Notes to the Financial Statements

1. The accompanying financial statements are unaudited. However, in the opinion of management, they contain the adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position and the results of operations. The notes to the financial statements contained in the Annual Report for December 31, 1993 should be read in conjunction with these financial statements. "The Corporation" is defined as parent company only. BANC ONE is defined as the Corporation and all significant majority-owned subsidiaries.

2. The year-to-date provision for income taxes is at a rate which management believes will approximate the effective rate for the year.

3. At March 31, 1994, BANC ONE had five pending acquisitions totaling approximately $5.6 billion in assets. On May 2, 1994, the acquisition of Capital Bancorp ("Capital") of Salt Lake City, Utah, accounted for as a pooling of interests, was completed in exchange for .5 million shares of BANC ONE common stock. On June 8, 1994, the acquisition of Mid States Bancshares, Inc. ("Mid States") of Moline, Illinois, accounted for as a pooling of interests, was completed in exchange for .9 million shares of BANC ONE common stock. The prior period financial statements for these acquisitions have not been restated due to immateriality. On May 13, 1994, BANC ONE acquired the majority of Great American Federal Savings Bank's Arizona deposits in a regulatory-assisted transaction. The purchase price was approximately $49 million. This transaction was accounted for as a purchase and the results of operations are included in the consolidated statement of income from the date of acquisition. As of June 30, 1994, BANC ONE had three pending acquisitions, which had combined assets of approximately $5.4 billion.

4. In January 1994, the Board of Directors approved the purchase of up to 10 million shares of BANC ONE common stock for use in the acquisition of Premier Bancorp, Inc., in Baton Rouge, Louisiana. As of June 30, 1994, the Corporation had acquired and held .7 million of its shares for this purpose. BANC ONE has an option to purchase Premier Bancorp between June 30, 1995 and March 31, 1997. Premier Bancorp had assets of approximately $4.2 billion at December 31, 1993.

5. In January 1994, BANC ONE adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115), which specifies the accounting for investments in securities that have readily determinable fair values. Upon adoption, the Corporation transferred approximately $11 billion of securities at amortized cost from the held to maturity and held for sale portfolios to the available for sale portfolio. Securities available for sale were adjusted to fair value, as required, and a net unrealized gain of $83 million, after tax, was recorded as a separate component of common stockholders' equity. At June 30, 1994, the net unrealized loss in this separate component of equity was $194 million.

6. Approximately $57.3, $88.9 and $116.9 million have been reclassified from other real estate owned to loans for December 31, 1993, June 30, 1993 and December 31, 1992, respectively, for comparison purposes. Certain other prior period amounts have also been reclassified.

7. Mortgage loans held for sale were $405 million, $1.3 billion and $1.1 billion at June 30, 1994, December 31, 1993 and June 30, 1993, respectively. Such loans are carried at the lower of cost or market determined on a loan by loan basis.

Average Balances, Income and Expenses, Yields and Rates(1)(2)
                                                                      1994
                                     2nd Quarter                                                      1st Quarter
                                         Average        Income/     Yield/                 Average        Income/      Yield/
$(thousands) (unaudited)                 Balance        Expense       Rate                 Balance        Expense        Rate
ASSETS
Short-term investments                  $760,342         $7,993       4.22%               $986,879         $8,805        3.62%
Securities
Taxable                               17,348,845        237,683       5.50              14,863,543        189,456        5.17
Tax exempt                             2,126,247         45,917       8.66               2,091,196         46,220        8.96
Total securities                      19,475,092        283,600       5.84              16,954,739        235,676        5.64
Loans and leases(4)
Commercial                            14,226,549        266,476       7.51              13,874,118        268,905        7.86
Real estate                           16,705,067        353,377       8.48              16,566,091        346,908        8.49
Consumer, net                         17,289,053        356,283       8.27              16,528,573        382,008        9.37
Credit card                            6,112,573        239,086      15.69               6,001,195        232,387       15.70
Leases, net                            1,097,535         20,387       7.45               1,069,502         19,961        7.57
Reserve for loan and lease losses       (926,236)                                         (925,065)
Net loans and leases                  54,504,541      1,235,609       9.09              53,114,414      1,250,169        9.55
Total earning assets                  74,739,975      1,527,202       8.20              71,056,032      1,494,650        8.53
Other assets                           8,541,438                                         8,426,100
Total assets                         $83,281,413                                       $79,482,132
LIABILITIES
Deposits
Non-interest bearing demand          $12,627,481                                       $12,711,510
Interest bearing demand                8,787,580         37,027       1.69               8,733,047         34,989        1.62
Savings                                7,698,347         45,039       2.35               7,510,645         40,895        2.21
Money market savings accounts         11,657,102         79,527       2.74              11,484,080         72,627        2.56
Time deposits:
CDs less than $100,000                15,829,505        153,367       3.89              15,575,487        139,650        3.64
CDs $100,000 and over:
Domestic                               3,307,999         31,887       3.87               3,749,931         33,048        3.57
Foreign                                1,040,859         10,495       4.04                 764,066          6,438        3.42
Total deposits                        60,948,873        357,342       2.35              60,528,766        327,647        2.20
Borrowed funds:
Short-term                            11,890,188        115,927       3.91               8,555,906         66,787        3.17
Long-term                              1,740,739         27,292       6.29               1,707,597         24,628        5.85
Total borrowed funds                  13,630,927        143,219       4.21              10,263,503         91,415        3.61
Total interest bearing liabilities    61,952,319        500,561       3.24              58,080,759        419,062        2.93
Other liabilities                      1,515,810                                         1,502,995
Total liabilities                     76,095,610                                        72,295,264
Preferred stock                          249,900                                           249,900
Common stockholders' equity            6,935,903                                         6,936,968
Total liabilities, common equity
and preferred stock                  $83,281,413                                       $79,482,132
Net interest income(3)                                1,026,641       5.51                              1,075,588        6.14
Provision for loan and lease losses(3)                  (47,288)      (.25)                               (77,287)       (.44)
Net funds function(3)                                  $979,353       5.26%                              $998,301        5.70%

(1) Fully taxable equivalent basis.
(2) Yields and rates are annualized based on actual days in reporting period.
(3) As a percent of average earning assets.
(4) Nonaccrual loans are included in loan balances.

Average Balances, Income and Expenses, Yields and Rates(1)(2)
                                                                      1993
                                                       4th Quarter                                      3rd Quarter
                                          Average        Income/     Yield/                Average        Income/      Yield/
$(thousands) (unaudited)                  Balance        Expense       Rate                Balance        Expense        Rate
ASSETS
Short-term investments                  $852,003         $7,645       3.56%            $ 1,219,381        $10,795        3.51%
Securities
Taxable                               14,664,305        192,613       5.21              13,624,158        187,077        5.45
Tax exempt                             1,900,852         43,514       9.08               1,768,401         42,593        9.56
Total securities                      16,565,157        236,127       5.66              15,392,559        229,670        5.92
Loans and leases(4)
Commercial                            13,639,278        270,964       7.88              13,423,556        276,297        8.17
Real estate                           16,391,295        352,727       8.54              15,982,463        353,386        8.77
Consumer, net                         15,482,530        340,012       8.71              14,703,707        329,609        8.89
Credit card                            5,505,457        222,277      16.02               5,143,699        215,434       16.62
Leases, net                            1,033,462         20,616       7.91                 963,491         19,725        8.12
Reserve for loan and lease losses       (914,834)                                         (921,654)
Net loans and leases                  51,137,188      1,206,596       9.36              49,295,262      1,194,451        9.61
Total earning assets                  68,554,348      1,450,368       8.39              65,907,202      1,434,916        8.64
Other assets                           8,486,857                                         8,319,285
Total assets                         $77,041,205                                       $74,226,487
LIABILITIES
Deposits
Non-interest bearing demand          $12,920,586                                       $12,112,958
Interest bearing demand                8,444,082         30,995       1.46               8,138,309         29,670        1.45
Savings                                7,320,122         42,747       2.32               7,075,977         43,537        2.44
Money market savings accounts         11,213,403         72,822       2.58              11,294,172         73,771        2.59
Time deposits:
CDs less than $100,000                15,754,328        135,076       3.40              16,282,553        151,358        3.69
CDs $100,000 and over:
Domestic                               3,562,011         35,051       3.90               3,108,229         27,248        3.48
Foreign                                  743,034          6,229       3.33                 549,844          4,846        3.50
Total deposits                        59,957,566        322,920       2.14              58,562,042        330,430        2.24
Borrowed funds:
Short-term                             7,216,092         53,539       2.94               6,132,417         47,847        3.10
Long-term                              1,705,130         25,646       5.97               1,586,065         24,994        6.25
Total borrowed funds                   8,921,222         79,185       3.52               7,718,482         72,841        3.74
Total interest bearing liabilities    55,958,202        402,105       2.85              54,167,566        403,271        2.95
Other liabilities                      1,455,176                                         1,311,601
Total liabilities                     70,333,964                                        67,592,125
Preferred stock                          249,969                                           250,000
Common stockholders' equity            6,457,272                                         6,384,362
Total liabilities, common equity
and preferred stock                  $77,041,205                                       $74,226,487
Net interest income(3)                                1,048,263       6.07                              1,031,645        6.21
Provision for loan and lease losses(3)                 (107,031)      (.62)                               (97,523)       (.59)
Net funds function(3)                                  $941,232       5.45 %                             $934,122        5.62 %

(1) Fully taxable equivalent basis.
(2) Yields and rates are annualized based on actual days in reporting period.
(3) As a percent of average earning assets.
(4) Nonaccrual loans are included in loan balances.



Average Balances, Income and Expenses, Yields and Rates(1)(2)
                                                                1993
                                                         2nd Quarter
                                             Yield/          Average      Income/
$(thousands) (unaudited)                    Balance          Expense         Rate
ASSETS
Short-term investments                  $1,218,692           $9,658         3.18%
Securities
Taxable                                 14,224,020          204,187         5.76
Tax exempt                               1,779,959           43,534         9.81
Total securities                        16,003,979          247,721         6.21
Loans and leases(4)
Commercial                              13,550,542          278,231         8.24
Real estate                             15,825,602          349,752         8.86
Consumer, net                           13,908,944          328,228         9.47
Credit card                              4,862,098          201,155        16.59
Leases, net                                957,163           19,726         8.27
Reserve for loan and lease losses         (947,632)
Net loans and leases                    48,156,717        1,177,092         9.80
Total earning assets                    65,379,388        1,434,471         8.80
Other assets                             8,306,918
Total assets                           $73,686,306
LIABILITIES
Deposits
Non-interest bearing demand            $11,974,880
Interest bearing demand                  8,098,021           34,631         1.72
Savings                                  6,895,289           43,571         2.53
Money market savings accounts           11,440,867           74,305         2.61
Time deposits:
CDs less than $100,000                  16,810,159          158,730         3.79
CDs $100,000 and over:
Domestic                                 3,329,855           30,962         3.73
Foreign                                    445,147            4,018         3.62
Total deposits                          58,994,218          346,217         2.35
Borrowed funds:
Short-term                               5,356,218           40,636         3.04
Long-term                                1,557,042           22,532         5.80
Total borrowed funds                     6,913,260           63,168         3.66
Total interest bearing liabilities      53,932,598          409,385         3.04
Other liabilities                        1,307,665
Total liabilities                       67,215,143
Preferred stock                            254,691
Common stockholders' equity              6,216,472
Total liabilities, common equity
and preferred stock                    $73,686,306
Net interest income(3)                                    1,025,086         6.29
Provision for loan and lease losses(3)                      (58,402)        (.36)
Net funds function(3)                                      $966,684         5.93%

(1) Fully taxable equivalent basis.
(2) Yields and rates are annualized based on actual days in reporting period.
(3) As a percent of average earning assets.
(4) Nonaccrual loans are included in loan balances.


Consolidated Quarterly Financial Data


                                                                       Quarters
                                                           1994                    1993
                                                                                                     Last 12
$(million, except per share amounts) (unaudited)    Second    First     Fourth    Third    Second    Months
Key ratios
Return on average assets(1)                         1.52%     1.60%     1.47%     1.52%    1.53%     1.53%
Return on average common equity(1)                 18.02     18.04     17.32     17.43    17.91     17.70
Return on average total equity(1)                  17.64     17.66     16.93     17.04    17.48     17.32
Average common equity to assets                     8.33      8.73      8.38      8.60     8.44      8.51
Average total equity to assets                      8.63      9.04      8.71      8.94     8.78      8.83
Margin analysis(1),(2),(3)
Interest income                                     8.20      8.53      8.39      8.64     8.80      8.44
Interest expense                                    2.69      2.39      2.32      2.43     2.51      2.46
Net interest income                                 5.51      6.14      6.07      6.21     6.29      5.98
Provision for loan and lease losses                  .25       .44       .62       .59      .36       .47
Net funds function                                  5.26      5.70      5.45      5.62     5.93      5.51
Credit analysis
Net charge-offs to average loans and leases          .50       .55       .89       .80      .67       .69%
Ending reserves to loans and leases                 1.60%     1.68%     1.70%     1.79%    1.85%
Nonperforming assets:
Total                                             $485.9    $560.5    $603.5    $655.4   $738.5
Percent of total loans leases                        .86%     1.02%     1.12%     1.28%    1.48%
Loans deliquent over 90 days(4):
Total                                             $209.4    $186.2    $204.0    $214.7   $212.9
Percent of total loans and leases                    .37%      .34%      .38%      .42%     .43%
Per share data
Net income(5)                                      $ .81     $ .81     $ .75     $ .75    $ .73     $3.12
Cash dividends(5)                                    .31       .31       .28       .28      .26      1.18
Book value(5)                                      18.29     18.20     17.82     17.35    16.89
Common stock price(5):
High                                              $38.00    $35.47    $39.77    $42.19   $44.73    $42.19
Low                                                30.75     31.88     32.27     34.55    36.73     30.75
Close                                             $34.25    $33.00    $35.57    $37.73   $40.91
Preferred Series C stock price:
High                                              $68.25    $68.75    $74.63    $73.25   $81.75    $74.63
Low                                                57.50     60.50     66.63     72.75    70.50     57.50
Close                                             $62.50    $61.00    $68.75    $73.25   $77.00
Shares traded (000):
Common                                            55,251    68,124    54,635    39,072   35,563   217,082
Preferred Series C                                 1,200     2,851     2,082     1,712    1,827     7,845

(1) Ratios presented on an annualized basis.
(2) Fully taxable equivalent basis.
(3) As a percent of average earning assets.
(4) Excluding nonperforming loans.
(5) Applicable amounts have been restated for the 10% common stock dividend, effective February 10, 1994 and the five-shares-for-four-shares stock split, effective August 31, 1993.

Consolidated Quarterly Financial Data                                        Quarters
                                                                 1994                         1993                   Last 12
$(millions) (unaudited)                          Second         First        Fourth          Third        Second      Months
Period end balances
Loans and leases (net of unearned)             $56,635.3      $54,955.3    $53,925.2      $51,102.6     $49,853.8
Earning assets                                  75,628.5       75,135.3     71,346.9       68,196.9      66,884.6
Total assets                                    84,544.2       83,426.7     79,918.6       76,461.6      75,466.4
Total deposits                                  62,128.6       60,148.0     60,943.2       59,143.7      59,253.9
Long-term debt                                   1,741.2        1,740.9      1,701.7        1,709.0       1,584.4
Reserve for loan and lease losses                  905.4          922.1        918.2          917.1         919.8
Total stockholders' equity                       7,267.0        7,200.3      7,033.6        6,759.9       6,588.7
Condensed income statement
Net interest income(1)                          1,026.64       1,075.59     1,048.26       1,031.65      1,025.09   $4,182.14
Provision for loan and lease losses                47.29          77.29       107.03          97.53         58.41      329.14
Net funds function(1)                             979.35         998.30       941.23         934.12        966.68    3,853.00
Non-interest income
Fiduciary income                                   55.72          55.43        54.24          52.82         53.59      218.21
Service charges on deposits                       111.16         109.30       111.42         107.66        105.91      439.54
Loan processing and service income                116.76         117.15       124.67         118.04        112.98      476.62
Securities transactions                             2.70           3.44         5.51           2.97           .11       14.62
Income from management of
Collection pools, net                               4.61           5.34         6.46           6.53          6.33       22.94
Other non-interest income                          90.44          93.70        94.59          92.25         93.64      370.98
Total non-interest income                         381.39         384.36       396.89         380.27        372.56    1,542.91
Non-interest expense
Salaries and benefits                             407.11         423.85       403.98         412.86        406.97    1,647.80
Other non-interest expense                        459.62         450.37       483.15         450.24        479.08    1,843.38
Total non-interest expense                        866.73         874.22       887.13         863.10        886.05    3,491.18
Taxable equivalent adjustment                      20.31          19.55        19.42          20.59         18.37       79.87
Income before income taxes                        473.70         488.89       431.57         430.70        434.82    1,824.86
Income tax provision                             (157.76)       (176.02)     (145.32)       (145.79)      (152.88)    (624.90)
Net income                                       $315.94        $312.87      $286.25        $284.91       $281.94   $1,199.96
Net income available to common
stockholders                                     $311.57        $308.50      $281.88        $280.54       $277.57   $1,182.49

(1) Fully taxable equivalent basis.


Management's Discussion and Analysis

BANC ONE reported net income of $316 million and $629 million for the three and six months ended June 30, 1994, respectively. This represents an increase of over 12% and 11% from the same periods in 1993. This discussion should be read in conjunction with the financial statements, notes and tables included elsewhere in this report.

BANC ONE's returns on average assets were 1.52% and 1.56% for the three and six months ended June 30, 1994, compared to 1.53% and 1.55% for the same periods in 1993. BANC ONE's returns on average common equity were 18.02% and 18.03% for the three and six months ended June 30, 1994, compared to 17.91% and 18.42% for the same periods in 1993.

Net Interest Income

BANC ONE's net interest income on a fully taxable equivalent (FTE) basis increased $1.6 million and $12.6 million for the three and six months ended June 30, 1994 from the same periods in 1993. Interest income on earning assets increased $92.7 million and $92.5 million for the comparable periods, while average balances increased $9.4 billion and $7.3 billion. Interest expense on interest bearing liabilities increased $91 million and $80 million for the three and six months ended June 30, 1994, compared to 1993, while average balances increased $8.0 billion and $5.7 billion for the same periods. The above income and expense amounts were impacted by interest rate swaps and other derivative activity as described in this section.

The continued growth in average loan balances, primarily consumer and credit card, combined with the continued increase in the market interest rates, resulted in increases of $58.5 million and $101.8 million in fully taxable equivalent interest income on loans and leases for the three and six months ended June 30, 1994. In addition, fully taxable equivalent interest income on investment securities increased $35.9 million for the three month period ended June 30, 1994, due to the purchase of $3.2 billion of United States Treasury securities late in the first quarter.

Interest expense on deposits increased by $11.1 million in the second quarter of 1994, compared to 1993, due primarily to increases in short-term interest rates. For the six months ended June 30, 1994, interest expense on deposits decreased $24.8 million compared to 1993, due to a shift from longer-term, higher interest rate time deposits to lower interest rate savings and non-interest bearing demand deposits. Additionally, interest expense on borrowed funds increased for the three and six months ended June 30, 1994 compared to 1993, due to the issuance of $2.2 billion in bank notes in the first quarter of 1994, increases in other borrowed funds balances on a year-to-date average basis of $3.5 billion and the current higher interest rate environment.

Earning asset yields declined 60 and 65 basis points for the three and six months ended June 30, 1994 as compared to 1993. Funding costs increased 20 basis points for the three months ended June 30, 1994 but remained constant for the six months ended June 30, 1994. These changes are a result of lower spreads on new loan originations, due to increasingly competitive pricing, contractual repricing lags of earning assets, the purchase of United States Treasury securities and the issuance of bank notes in the first quarter. Should interest rates continue to increase, a further decline in the net interest margin can be expected as increased funding costs and a decline in contribution from derivative products outpace the increase in yields on earning assets.

BANC ONE is a naturally asset-sensitive institution (i.e. asset repricings and maturities tend to be shorter than liabilities). This natural sensitivity reflects customer loan and deposit preferences. Historically, BANC ONE has adjusted its position to a level of liability sensitivity through the use of traditional securities as well as derivative instruments to offset these customer preferences. In a flat or declining rate environment it is usually prudent to adjust the natural sensitivity profile to one which is liability sensitive in an effort to protect future earnings. In a rising rate environment it is usually prudent to adjust the sensitivity profile to one which is less liability sensitive. Decisions regarding appropriate sensitivity levels are made as part of BANC ONE's ongoing asset liability management process. BANC ONE has entered into programs both in local markets and in capital markets to bring sensitivity levels closer to neutral. BANC ONE expects to enter into transactions to reduce its sensitivity in future periods.

BANC ONE manages its interest rate sensitivity using on balance sheet asset and liability products and off balance sheet derivatives. Derivatives increased interest income by $8.0 million and $60.1 million for the three and six month periods ended June 30, 1994, as compared to $58.6 million and $112.9 million for the same periods in 1993. Derivatives decreased deposit and other borrowing costs by $30 million and $77.3 million for the three and six month periods ended June 30, 1994, as compared to decreases of $48.2 million and $95.5 million for the same periods in 1993. This decrease in the contribution to net interest income from derivatives is primarily the result of BANC ONE being in a net receive fixed position on the derivative portfolio, which results in payments based on increasingly higher rates in the current rate environment while continuing to receive a fixed rate. Table 1 summarizes the notional amount (an agreed upon amount on which calculations of payments to be exchanged are based) of BANC ONE's derivative portfolio by type. BANC ONE has no credit exposure on the notional amount, such exposure being generally limited to the net difference between the pay and receive amounts on each transaction. These amounts are generally netted and paid quarterly. BANC ONE and the counterparties to its interest rate swap contracts exchange collateral to minimize credit risk. The swaps used consist of those where payments based on fixed rates or variable rates are received in exchange for payment of amounts based on variable or fixed rates, basis swaps where variable interest payments based on different indices are exchanged and forward-starting contracts, where payments are exchanged beginning on some future date. BANC ONE is not a dealer in derivative contracts.

Table 1
Interest Rate Swaps and Other Derivatives
                                   June 30,        March 31,         Dec. 31,
$(millions)                            1994             1994             1993
Receive fixed (includes
forward starting)                   $26,059          $28,035          $29,237
Receive floating (includes
pay fixed and caps)                   8,382            8,598            1,619

Net receive fixed position          $17,677          $19,437          $27,618
Basis                                 8,128            7,879            5,556
Other                                $2,389           $2,899           $2,598

The 1993 BANC ONE CORPORATION Annual Report provided certain fair value information based on interest rates at December 31, 1993. Since that date, interest rates have increased and, as a result, the estimated fair value of fixed rate financial instruments has changed. The unrealized loss on long-term debt was $61 million at June 30, 1994. There was an $814 million net unrealized loss on derivatives at June 30, 1994. BANC ONE's derivatives generally are used to hedge or synthetically alter balance sheet amounts and, therefore, unrealized gains and losses are not recognized in earnings. If the hedged or altered balance sheet financial instrument amounts were marked to market, the resulting unrealized balance sheet gains (losses) could be expected to compensate for unrealized derivatives (losses) gains.

Asset Quality
BANC ONE's process for monitoring asset quality includes detailed, monthly analyses of delinquencies, nonperforming assets and potential problem loans from each affiliate bank. Management extensively monitors and improves credit policies, including policies related to appraisals, assesses the financial condition of borrowers, implements restrictions on out-of-area lending and encourages avoidance of loan concentrations. The loan portfolio consists of many small credits in diverse businesses located throughout the markets served by BANC ONE affiliates. Only 11 customers had borrowings greater than $50 million outstanding at June 30, 1994, with the largest being $65 million.

Table 2
Credit Quality                       June 30,       Dec. 31,      June 30,
$(millions)                              1994           1993          1993
Nonperforming assets
Nonaccrual                             $397.3         $460.7        $581.0
Renegotiated                              4.7            6.9           7.2
OREO                                     83.9          135.9         150.3
Total nonperforming
assets                                 $485.9         $603.5        $738.5
Loans delinquent
over 90 days                           $209.4         $204.0        $212.9
Doubtful loans                           50.8           58.7          50.9
Ending reserve for loan
and lease losses                        905.4          918.2         919.8
Net charge-offs                         $69.7         $116.7         $81.8
Key ratios
Reserve to ending loans                 1.60%          1.70%         1.85%
Nonperforming assets
to ending loans                           .86           1.12          1.48
90 days delinquent to
ending loans                              .37            .38           .43
Net charge-offs to
average loans                            .50%           .89%          .67%

The trend toward improved credit quality continued during the quarter ended June 30, 1994 as a result of the recovering economy and management's continual monitoring and refining of credit policies, as well as centralized management of problem assets. At June 30, 1994, BANC ONE reported total nonperforming assets of $486 million, a decrease of $253 million from a year ago. Nonperforming assets were .86% of ending loans, down significantly from 1.48% at June 30, 1993. The decrease is primarily a result of accelerated asset disposition and receipt of

Table 3
Nonperforming Assets Activity
                                          Three Months          Six Months
                                                 Ended               Ended
$(millions)                              June 30, 1994       June 30, 1994
Balance at beginning of
quarter/year                                    $438.3              $460.7
Nonaccrual loans activity
Nonaccrual additions                              58.6               139.9
Loans returned to accrual
and payments received                            (82.5)             (165.1)
Reduction due to transfers
to OREO                                           (3.1)              (10.3)
Charge-offs                                      (15.1)              (29.3)
Other, net                                         1.1                 1.4
Nonaccrual loans                                $397.3              $397.3

OREO, beginning of period                       $116.0             $135.9
OREO activity
Repossession of collateral                         9.1               21.7
Write-downs                                       (1.4)              (4.0)
Sales and other                                  (39.8)             (69.7)
OREO                                             $83.9              $83.9

payments. Table 3 details the activity in nonaccrual loans and other real estate owned (OREO) from December 31, 1993 to June 30, 1994.

The increase in loans delinquent greater than 90 days from December 31, 1993 to June 30, 1994 is due primarily to the seasonal income tax Refund Anticipation Loan program and wholesale loans, for which there are adequate reserves for loan losses.

The reserve for loan and lease losses decreased as a percentage of ending loans from 1.70% at December 31, 1993 to 1.60% at June 30, 1994. The reserve continues to provide strong nonperforming loan coverage, increasing to 225% of nonperforming loans at June 30, 1994, compared with 156% at June 30, 1993. The provision for loan and lease losses was approximately $22 million less than net charge-offs during the second quarter of 1994, reflecting generally strong credit quality and an adequate reserve level versus identified risk. The adequacy of the reserve and provision for loan and lease losses is consistent with the composition of the portfolio and recent credit quality history.

Non-interest Income, Non-interest Expense and Income Taxes

Total non-interest income, excluding securities transactions, increased by $6 million, or 1.7%, and $53 million, or 7.5%, for the three and six months ended June 30, 1994 compared to 1993.

Income from fiduciary activities increased approximately $2 million for the three month period and approximately $7 million for the six month period ended June 30, 1994 due to increased volume of accounts. The increase in income from service charges on deposit accounts is due to an overall increase in deposits. Loan processing and service income increased approximately $25 million during the six months ended June 30, 1994 compared to the same period in 1993. Contributing to the increase was the retention of approximately $13 million more in credit card interchange income due to the elimination of an interchange sharing arrangement in a terminated affinity credit card program. Increased volume in private label merchant processing and higher credit card sales resulting in higher interchange income during 1994 also contributed to the increase. The increases were partially offset by reduced contribution from mortgage banking, which decreased $6 million during the six months ended June 30, 1994 versus 1993, principally due to lower origination volumes resulting from higher, long-term interest rates. The increase in other non-interest income is primarily due to a $4 million increase in rental income during 1994, $3 million in income earned on the cash surrender value of Corporate-owned life insurance, and a $3 million gain on the sale of assets during 1994.

Total non-interest expense decreased $19.3 million, or 2.18%, and $22.9 million, or 1.3%, for the three and six months ended June 30, 1994, compared to 1993. Salaries and related costs increased $29 million, or 3.7%, for the six months ended June 30, 1994. This increase was primarily due to increased headcount, medical benefit costs and pay rates. Taxes other than income and payroll decreased $20 million, or 51.2%, for the six months ended June 30, 1994, due to settlement of prior year franchise taxes. Depreciation and amortization decreased $7.0 million, or 5.0%, in the year-to-date period ended June 30, 1994. This decrease was mostly attributable to a $16 million write-off of goodwill in the first quarter 1993, which was offset by a $6 million increase in depreciation expense during 1994 on data processing equipment purchased to support branch automation and technological enhance-ments of existing equipment. Outside services and processing decreased $11 million, or 8.2%, for the three months ended June 30, 1994, which was attributable to approximately $15 million in reduced consulting expenses relating to the Triumph and Banamex credit card projects, which was partially offset by a $4 million increase due to new credit card programs, including the estimated cost of providing incentives for card usage. Outside services and processing increased $11 million, or 4.7%, for the six months ended June 30, 1994, mainly due to an $18 million increase in expenses relating to new credit card programs, a $4 million increase in product processing costs, an increase of approximately $6 million in interchange expenses and $9 million relating to leased equipment and other miscellaneous costs. These increases were offset by a decrease of approximately $28 million in consulting costs related to the Triumph and Banamex credit card programs and merger-related expenses. The decrease in other non-interest expense both quarter-to-date and year-to-date was primarily due to a significant decline in OREO expense, which decreased $8 and $24 million. Supplies and merger-related expenses decreased $5 and $8 million, respectively, for the six months ended June 30, 1994. Additionally, insurance expense decreased $3 million and FDIC premium expense decreased $3 million for the six months ended June 30, 1994.

Due to the factors mentioned above, annualized net non-interest expense (total other expense less total other income excluding securities transactions) as a percent of average assets decreased to 2.4% in the second quarter of 1994 from 2.8% in the second quarter of 1993. BANC ONE has announced plans to consolidate certain deposit and loan operations and standardize back-office functions. Implementation of this consolidation will occur over the next several years. Certain one-time charges may be incurred such as severance pay, retention bonuses and lease termination penalties, but the ongoing expense savings are expected to be substantial.

The provision for income taxes decreased to 33.3% of pretax income in the second quarter of 1994 in comparison with 35.2% in the second quarter of 1993. The effective income tax rate for the six months ended June 30, 1994 approximates the anticipated effective rate for 1994.

Liquidity
At June 30, 1994, large liability dependence was 20.84%, an increase of 3.88% from December 31, 1993. The increase was due primarily to additional short-term borrowings in the first quarter to fund increased loan and securities growth. Continued loan growth in the third quarter may continue to increase large liability dependence. BANC ONE's policy is that large liability dependence be no greater than 30%. BANC ONE manages the position at much lower levels.

Table 4
Liquidity                         June 30,          Dec. 31,        June 30,
$(millions)                           1994              1993            1993
Earning assets net of money
market investments                 $74,937           $70,358         $64,818
Large liabilities
Net national market
liabilities                         $2,575            $2,973          $2,195
As a percent of net
earning assets                       3.44%             4.23%           3.39%
Total net large liabilities        $15,616           $11,932          $8,300
As a percent of net
earning assets                      20.84%            16.96%          12.81%

Net Income Per Share
BANC ONE reported net income of $.81 and $1.62 per common share in the three and six month periods ended June 30, 1994, compared to $.73 and $1.48 in the same periods in 1993 (as restated for the 10% common stock dividend, effective February 10, 1994 and the five-shares-for-four-shares stock split, effective August 31, 1993).

Table 5
Analysis of Net Income Per Common Share
                                                   Second               Six
                                                  Quarter            Months
Net income per common share, prior year              $.73             $1.48
Increase/(decrease) from changes in
Earning asset volume                                  .54               .44
Rates and other effects of net
 interest income                                     (.54)             (.40)
Lower provision for loan and lease losses             .03               .10
Non-interest income, excluding
 securities transactions                              .01               .14
Securities transactions                               .01
Non-interest expense                                  .05               .06
Provision for federal income taxes                   (.01)             (.12)
Change in method of accounting for
income taxes                                                           (.05)
Subtotal                                              .82              1.65
Changes in average common shares                     (.01)             (.03)
Net income per common share                          $.81             $1.62

Stockholders' Equity
At June 30, 1994, BANC ONE had total stockholders' equity of $7.3 billion, up from $7.0 billion at December 31, 1993. This increase was due primarily to earnings net of common and preferred dividends offset by an after tax unrealized holding loss of approximately $194 million recorded on securities available for sale in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities.

Common Stockholders' equity was $7.0 billion at June 30, 1994, up from $6.8 billion at December 31, 1993. The Corporation's ratio of common stockholders' equity to total assets was 8.30% at June 30, 1994, which is a decrease from the 8.49% at December, 31, 1993 due to growth in earning assets funded by borrowings.

Derivative Financial Instruments

Maturities and weighted average rates of each significant type of product at June 30, 1994 are shown below. The derivatives used by BANC ONE are primarily interest rate swaps. These rate swaps generally involve the exchange of fixed and floating rate interest payments based on an underlying notional amount. A key assumption in the information is that rates remain constant at June 30, 1994 levels. To the extent that rates change, both the maturity and variable interest rate information will change.

                                                       Maturities of June 30, 1994 Derivative Products
                                                      ------------------------------------------------
                                                      Maturity (1)
$ (millions)                                              1994          1995         1996        1997
- - - ------------------------------------------------------------------------------------------------------
Receive Fixed Generic Swaps
  Notional Value                                        $  222        $ 5,348       $   518     $  103
  Weighted Average Receive Rate                           5.94 %         5.16 %        4.63 %     6.72 %
  Weighted Average Pay Rate                               4.51           4.33          4.87       4.82
  Weighted Average Life

Receive Fixed Amortizing Swaps
  Notional Value                                         3,380          8,160         2,636        764
  Weighted Average Receive Rate                           5.76 %         5.09 %        5.40 %     5.16 %
  Weighted Average Pay Rate                               4.68           4.45          4.57       4.33
  Weighted Average Life

Pay Fixed Swaps
  Notional Value                                           261          1,817         2,266        270
  Weighted Average Receive Rate                           4.39 %         4.55 %        4.61 %     3.96 %
  Weighted Average Pay Rate                               7.19           4.70          5.33       6.08
  Weighted Average Life

Basis Swaps
  Notional Value                                                          325         3,900      3,590
  Weighted Average Receive Rate                                          4.06 %        4.27 %     3.65 %
  Weighted Average Pay Rate                                              4.24          4.83       4.52
  Weighted Average Life

Forward Starting Swaps
  Notional Value                                                        1,576         1,781        243
  Weighted Average Receive Rate                                          5.27 %        5.39 %     5.23 %
  Weighted Average Pay Rate                                              4.88          4.88       4.88
  Weighted Average Life

Other Derivative Products (2)
  Notional Value                                           624          1,595         3,581        163
                                                       -------        -------       -------    -------
Total Notional Value                                   $ 4,487        $18,821       $14,682    $ 5,133
                                                       =======        =======       =======    =======
Total Weighted Average Rates on Swaps:
  Receive Rate                                            5.68 %         5.05 %        4.80 %     4.04 %

  Pay Rate                                                4.84 %         4.47 %        4.88 %     4.60 %







































                                            Maturities of June 30, 1994 Derivative Products
                                           ------------------------------------------------     June
                                                                                                 30,
$ (millions)                                              1998      1999-2003       2004+       Total
- - - ------------------------------------------------------------------------------------------------------
Receive Fixed Generic Swaps
  Notional Value                                        $   30        $   755       $   150    $ 7,126
  Weighted Average Receive Rate                           4.95 %         6.97 %        5.82 %     5.37 %
  Weighted Average Pay Rate                               4.31           5.68          5.43       4.55
  Weighted Average Life

Receive Fixed Amortizing Swaps
  Notional Value                                            21             15             7     14,983
  Weighted Average Receive Rate                           8.62 %         8.81 %        8.82 %     5.31 %
  Weighted Average Pay Rate                               4.36           4.31          4.31       4.52
  Weighted Average Life                                                                           1.09

Pay Fixed Swaps
  Notional Value                                            84             12                    4,710
  Weighted Average Receive Rate                           4.70 %         5.27 %                   4.54 %
  Weighted Average Pay Rate                               5.28           8.22                     5.24
  Weighted Average Life                                                                           1.66

Basis Swaps
  Notional Value                                           313                                   8,128
  Weighted Average Receive Rate                           3.87 %                                  3.97 %
  Weighted Average Pay Rate                               4.63                                    4.66
  Weighted Average Life                                                                           2.68

Forward Starting Swaps
  Notional Value                                                          350                    3,950
  Weighted Average Receive Rate                                          5.81 %                   5.37 %
  Weighted Average Pay Rate                                              5.25                     4.91
  Weighted Average Life                                                                           2.17

Other Derivative Products (2)
  Notional Value                                            29             61             8      6,061
                                                       -------        -------       -------    -------
Total Notional Value                                   $   477        $ 1,193       $   165    $44,958
                                                       =======        =======       =======    =======
Total Weighted Average Rates on Swaps:
  Receive Rate                                            4.32 %         6.62 %        5.95 %     4.96 %

  Pay Rate                                                4.72 %         5.56 %        5.38 %     4.68 %

(1) Assumes rates remain constant at June 30, 1994 levels.  Changes in rates impact the maturities of the amortizing swaps.
(2) Other derivative products include interest rate collars, caps and floors, futures, options, swap options and currency swaps.

Activity in derivative products for the first and second quarters of 1994 is summarized as follows:

                                           Generic      Amortizing
                                           Receive       Receive         Pay
$(millions)                                 Fixed         Fixed         Fixed          Basis
- - - -----------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1993                $  6,683      $ 15,054      $  1,619      $   5,556

Additions                                      768            30         4,000          2,324
Maturities/Amortization                       (350)       (2,100)         (193)            (1)
Terminations                                                              (500)
Forward Starting Becoming Effective                        2,500
                                           ------------------------------------------------------
BALANCE, MARCH 31, 1994                   $  7,101      $ 15,484      $  4,926      $   7,879
                                           ------------------------------------------------------
Additions                                      100                                        250
Maturities/Amortization                        (75)       (1,256)         (216)            (1)
Terminations                                                (245)
Forward Starting Becoming Effective                        1,000
                                           ------------------------------------------------------
BALANCE, JUNE 30, 1994                    $  7,126      $ 14,983      $  4,710      $   8,128
                                           ======================================================

                                                            Other
                                              Forward    Derivative
$(millions)                                  Starting     Products       Total
- - - --------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1993                 $    7,500    $    2,598    $ 39,010

Additions                                         450         4,135      11,707
Maturities/Amortization                                        (162)     (2,806)
Terminations                                                               (500)
Forward Starting Becoming Effective            (2,500)
                                          -------------------------------------
BALANCE, MARCH 31, 1994                    $    5,450    $    6,571    $ 47,411
                                          -------------------------------------
Additions                                                       112         462
Maturities/Amortization                                        (122)     (1,670)
Terminations                                     (500)         (500)     (1,245)
Forward Starting Becoming Effective            (1,000)
                                          -------------------------------------
BALANCE, JUNE 30, 1994                     $    3,950    $    6,061    $ 44,958
                                          =====================================

(1) Other derivative products include interest rate collars, caps and floors, futures, options, swap options and currency swaps.





                                      Unrealized Gain (Loss) as of June 30, 1994

                                Total Notional   Unrealized    Unrealized    Net Unrealized
$(millions)                          Amount         Gains        Losses      Gain (Loss)
- - - -------------------------------------------------------------------------------------------
Generic Receive Fixed             $    7,126      $     9       $ (112)        $  (103)
Amortizing Receive Fixed              14,983           13         (465)           (452)
Pay Fixed                              4,710           61          (11)             50
Basis                                  8,128            0         (216)           (216)
Forward Starting                       3,950            5         (165)           (160)
Other Derivative Products              6,061          106          (39)             67
                             ---------------------------------------------------------------
Total                              $  44,958      $   194      $(1,008)        $  (814)
                             ===============================================================

1) Other derivative products include interest rate collars, caps and floors, futures, options, swap options and currency swaps.

                    BANC ONE CORPORATION AND SUBSIDIARIES
                                   PART II
                              OTHER INFORMATION



Item 1        -     Inapplicable

Item 2        -     Inapplicable

Item 3        -     Inapplicable

Item 4        -     Inapplicable

Item 5        -     Inapplicable

Item 6        -     EXHIBITS AND REPORTS ON FORM 8-K

                    a. In compliance with Part I Financial Information the following exhibits are incorporated by reference:

                           Exhibit 11 Statement Regarding Computation of Earnings per Common Share

                           Exhibit 12 Statement Regarding Computation of Ratio of Earnings to Fixed Charges

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                BANC ONE CORPORATION


      8/12/94                                   /s/ William C. Leiter
- - - ---------------------                   ------------------------------------
        Date                                      William C. Leiter
                                                   Controller and
                                              Chief Accounting Officer

                              INDEX TO EXHIBITS
                              -----------------

  Exhibit Number
  --------------
        11       Statement Regarding Computation of Earnings per Common Share

        12       Statement Regarding Computation of Ratio of Earnings to Fixed
                 Charges