Form 10-Q
period 1994-09-30
BANC ONE CORP/OH/
filed 1994-11-14
CIK 36090

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For The Quarterly Period Ended September 30, 1994.

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-8552

                              BANC ONE CORPORATION
                              --------------------
             (Exact name of registrant as specified in its charter)

                  Ohio                                     31-0738296
                  ----                                     ----------
(State or other jurisdiction of incorporation or     (IRS Employer I.D. Number)
               organization)

               100 East Broad Street, Columbus, Ohio    43271-0251
             -----------------------------------------------------
             (Address of principal executive offices)    (Zip Code)

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS;

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, no par value, $5 stated value, shares outstanding at
October 31, 1994         405,925,602

                     BANC ONE CORPORATION AND SUBSIDIARIES
                                     PART I
                             FINANCIAL INFORMATION

                                                                                  BANC ONE CORPORATION and Subsidiaries
- - - - -----------------------------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET

                                                              September 30,         December 31,          September 30,
$(thousands, except share amounts) (unaudited)                         1994                 1993                   1993
- - - - -----------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks........................................ $ 5,070,208          $ 5,009,889            $ 4,827,816
Short-term investments.........................................     905,726            1,049,715              1,235,596
SECURITIES
Securities held to maturity....................................   5,013,878           17,403,888             16,682,348
Securities held for sale.......................................                          815,941                933,461
Securities available for sale (at fair value,
  cost $12,470,672 at September 30, 1994)......................  12,141,021
                                                                -----------          -----------            -----------
    TOTAL SECURITIES (fair value approximates
      $17,191,000 at September 30, 1994).......................  17,154,899           18,219,829             17,615,809
Loans and leases...............................................  61,647,354           57,520,375             54,577,075
Reserve for loan and lease losses..............................     955,157              967,254                964,254
                                                                -----------          -----------            -----------
    NET LOANS AND LEASES.......................................  60,692,197           56,553,121             53,612,821
Other assets:
  Bank premises and equipment, net.............................   1,491,350            1,459,611              1,427,009
  Interest earned, not collected...............................     628,848              657,030                621,726
  Other real estate owned......................................      90,475              153,260                169,416
  Excess of cost over net assets of affiliates purchased.......     238,260              266,723                271,391
  Other........................................................   1,891,760            1,465,478              1,527,111
                                                                -----------          -----------            -----------
    Total other assets.........................................   4,340,693            4,002,102              4,016,653
                                                                -----------          -----------            -----------
    TOTAL ASSETS............................................... $88,163,723          $84,834,656            $81,308,695
                                                                ===========          ===========            ===========
LIABILITIES
DEPOSITS
  Non-interest bearing......................................... $13,739,282          $14,493,954            $13,367,464
  Interest bearing.............................................  52,170,419           50,528,446             49,719,182
                                                                -----------          -----------            -----------
    TOTAL DEPOSITS.............................................  65,909,701           65,022,400             63,086,646
Federal funds purchased and repurchase agreements..............   6,737,521            6,965,626              5,825,348
Other short-term borrowings....................................   4,589,177            2,091,574              1,597,975
Long-term borrowings...........................................   1,837,147            1,805,272              1,812,721
Accrued interest payable.......................................     292,702              239,101                233,949
Other liabilities..............................................   1,034,358            1,277,513              1,603,922
                                                                -----------          -----------            -----------
    TOTAL LIABILITIES..........................................  80,400,606           77,401,486             74,160,561
                                                                -----------          -----------            -----------
STOCKHOLDERS' EQUITY
Preferred stock, 35,000,000 shares authorized:
  Series C convertible, no par value, 4,998,000, 4,998,000 and
    5,000,000 shares issued and outstanding, respectively......     249,900              249,900                250,000
Common stockholders' equity:
  Common stock, no par value, $5 stated value, 600,000,000 shares authorized, 408,631,080, 405,431,665 (December 31, 1993
    shares reflect the 10% common stock dividend, effective
    February 10, 1994), 365,521,241 shares issued, respectively   2,043,155            2,027,158              1,827,606
  Capital in excess of aggregate stated value of common stock..   3,790,432            3,836,443              2,641,708
  Retained earnings............................................   1,985,178            1,319,669              2,428,820
  Net unrealized holding losses on securities available for sale   (207,661)
                                                                -----------          -----------            -----------
    TOTAL STOCKHOLDERS' EQUITY BEFORE TREASURY STOCK...........   7,861,004            7,433,170              7,148,134
      Less: treasury stock (2,900,700 shares), at cost.........      97,887
                                                                -----------          -----------            -----------
    TOTAL STOCKHOLDERS' EQUITY.................................   7,763,117            7,433,170              7,148,134
                                                                -----------          -----------            -----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY................. $88,163,723          $84,834,656            $81,308,695
                                                                ===========          ===========            ===========

The accompanying notes are an integral part of the financial statements.

                                                                                            BANC ONE CORPORATION and Subsidiaries
- - - - ----------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF INCOME
                                                           For the Three Months                   For the Nine Months
                                                            Ended September 30,                    Ended September 30,
                                                          ------------------------                ---------------------
$(thousands, except per share amounts) (unaudited)        1994                1993                1994             1993
- - - - ----------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
  Interest and fees on loans and leases................  $1,365,782         $1,257,467          $3,986,468       $3,765,900
  Interest and dividends on:
    Taxable securities.................................     228,300            194,740             669,492          644,757
    Tax exempt securities..............................      33,963             32,358             103,224           99,485
  Other interest income................................       8,326             10,301              24,113           33,231
                                                         ----------         ----------          ----------       ----------
    TOTAL INTEREST INCOME..............................   1,636,371          1,494,866           4,783,297        4,543,373
INTEREST EXPENSE
  Interest on deposits:
    Demand and savings deposits........................     186,683            157,680             517,772          485,720
    Time deposits......................................     254,101            201,499             667,108          640,464
  Interest on borrowings...............................     165,644             77,136             411,052          214,544
                                                         ----------         ----------          ----------       ----------
    TOTAL INTEREST EXPENSE.............................     606,428            436,315           1,595,932        1,340,728
                                                         ----------         ----------          ----------       ----------
    NET INTEREST INCOME................................   1,029,943          1,058,551           3,187,365        3,202,645
Provision for loan and lease losses....................      75,940             99,659             206,650          275,560
                                                         ----------         ----------          ----------       ----------
    NET INTEREST INCOME AFTER PROVISION
      FOR LOAN AND LEASE LOSSES........................     954,003            958,892           2,980,715        2,927,085
NON-INTEREST INCOME
  Income from fiduciary activities.....................      53,449             56,150             171,746          167,787
  Service charges on deposit accounts..................     125,029            112,416             355,739          334,411
  Loan processing and servicing income.................     116,729            121,592             338,102          336,433
  Securities gains (losses)............................     (12,975)             2,971              (6,785)          11,593
  Income from management of Collection pools, net......       6,272              6,527              16,218           16,322
  Other................................................     165,406             96,554             359,881          274,471
                                                         ----------         ----------          ----------       ----------
    TOTAL NON-INTEREST INCOME..........................     453,910            396,210           1,234,901        1,141,017
NON-INTEREST EXPENSE
  Salaries and related costs...........................     427,290            430,317           1,294,518        1,266,588
  Net occupancy expense, exclusive of depreciation.....      44,849             40,800             127,094          117,818
  Equipment expense....................................      29,293             28,300              87,608           83,004
  Taxes other than income and payroll..................      21,275             20,972              43,766           63,883
  Depreciation and amortization........................      94,507             63,123             233,052          207,631
  Outside services and processing......................     137,050            121,590             385,783          375,975
  Marketing and development............................      35,215             35,509             109,884          109,880
  Communication and transportation.....................      60,811             57,018             180,147          170,190
  Other................................................     128,605            111,046             321,784          353,667
                                                         ----------         ----------          ----------       ----------
    TOTAL NON-INTEREST EXPENSE.........................     978,895            908,675           2,783,636        2,748,636
                                                         ----------         ----------          ----------       ----------
INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT
  OF CHANGE IN ACCOUNTING PRINCIPLE....................     429,018            446,427           1,431,980        1,319,466
Income tax (provision) benefit
  Income excluding securities transactions.............    (150,347)          (149,087)           (493,623)        (443,547)
  Securities transactions..............................       4,541             (1,126)              2,375           (4,057)
                                                         ----------         ----------          ----------       ----------
    Provision for income taxes.........................    (145,806)          (150,213)           (491,248)        (447,604)
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE.................................     283,212            296,214             940,732          871,862
  Cumulative effect of change in method of accounting
    for income taxes...................................                                                              19,391
                                                         ----------         ----------          ----------       ----------
  NET INCOME...........................................    $283,212           $296,214            $940,732         $891,253
                                                         ==========         ==========          ==========       ==========
NET INCOME PER COMMON SHARE
  INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
    ACCOUNTING PRINCIPLE...............................        $.68               $.73               $2.27            $2.14
    Cumulative effect of change in method of accounting
      for income taxes.................................                                                                 .05
                                                         ----------         ----------          ----------       ----------
NET INCOME PER COMMON SHARE............................        $.68               $.73               $2.27            $2.19
                                                         ==========         ==========          ==========       ==========
  Weighted average common shares outstanding (000).....     408,963            401,411             408,115          400,864
                                                         ==========         ==========          ==========       ==========

The accompanying notes are an integral part of the financial statements.

Banc One Corporation
Consolidated Statement of Cash Flows
For the nine months ended ended September 30, 1994 and 1993
$ (thousands) (unaudited)

                                                                          1994            1993
                                                                      -----------      -----------
    Cash provided by (used in) operating activities:
    Net Income                                                         $    940,732      $    891,253
        Adjustments:
        Provision for loan and lease losses                                 206,650           275,560
        Depreciation and amortization                                       327,907           271,579
        Net decrease in trading account                                     100,140            29,610
        Net decrease (increase) in warehoused mortgage loans                967,997          (272,827)
        Net change in deferred loan fees and costs                          (12,818)          (10,396)
        Securities (gains) losses                                             6,785           (11,593)
        Gain on sale of loans and other assets                              (69,986)          (20,290)
        Net (increase) decrease in other assets                            (367,090)           19,510
        Net decrease in other liabilities                                   (96,933)         (143,949)
        Net change in deferred income taxes                                 121,069             8,976
        Cummulative effect of change in accounting principle                                  (19,391)
                                                                       ------------       -----------
              Net cash provided by operating activities                   2,124,453         1,018,042
                                                                       ------------       -----------
    Cash provided by (used in) investing activities:
    Purchases of securities available/held for sale                      (7,528,764)         (350,000)
    Purchases of securities held to maturity                               (790,150)       (4,152,437)
    Maturities of securities available/held for sale                      1,521,421           315,665
    Maturities of securities held to maturity                             2,054,876         4,885,555
    Proceeds from the sales of securities available/held for sale         5,295,836           759,609
    Proceeds from the sales of securities held to maturity                                    115,352
    Net increase in loans, excluding sales and purchases                 (5,822,061)       (2,453,520)
    Proceeds from the sales of loans and other assets                     1,416,447           204,389
    Purchases of loans and related premiums                                (558,037)         (507,247)
    Net decrease in short-term investments                                  183,589         1,212,214
    Additions to bank premises and equipment                               (223,692)         (217,749)
    Net cash acquired in acquisitions                                     1,180,497                 0
    All other investing activities - net                                      1,539            12,095
                                                                       ------------       -----------
              Net cash used in investing activities                      (3,268,499)         (176,074)
                                                                       ------------       -----------
    Cash provided by (used in) financing activities:
    Net decrease in demand deposit, money market
      and savings accounts                                               (2,362,724)       (1,040,317)
    Net increase (decrease) in time deposits                              1,812,413        (1,437,025)
    Net increase in short-term borrowings                                 2,262,022         1,029,587
    Proceeds from issuance of long-term borrowings                           55,642           475,813
    Repayment of long-term borrowings                                       (23,767)          (59,895)
    Cash dividends paid                                                    (492,335)         (387,891)
    Other, net decrease                                                     (46,886)          (34,111)
                                                                       ------------      ------------
              Net cash provided by (used in) financing activities         1,204,365        (1,453,839)
                                                                       ------------      ------------
    Increase (decrease)  in cash and cash equivalents                        60,319          (611,871)
    Cash and cash equivalents at January 1,                               5,009,889         5,439,687
                                                                       ------------      ------------
    Cash and cash equivalents at September 30,                         $  5,070,208      $  4,827,816
                                                                       ============      ============

    The accompanying notes are an integral part of the financial statements.


Supplemental Disclosures for Statement of Cash Flows

Supplemental disclosures of noncash investing and financing activities, and additional disclosures for the nine months ended September 30, 1994 and 1993, are as follows:

$(thousands)(unaudited)                                                              1994         1993
- - - - ----------------------------------------------------------------------------    -------------  ----------
Common stock issued in purchase acquisitions                                     $             $     9,518
                                                                                 ============  ===========
Transfer from Other Assets to securities                                         $      3,330  $
                                                                                 ============  ===========
Transfer from loans to other real estate owned                                   $     48,915  $   122,539
                                                                                 ============  ===========
Net increase (decrease) in Trade Date Accounting entries for securities
    transactions                                                                 $   (117,344)     524,478
                                                                                 ============  ===========
Loans issued to facilitate the sale of OREO Properties                           $     22,879  $    17,178
                                                                                 ============  ===========
Net Unrealized holding losses on securities available for sale (retained
     earnings effect, net of taxes ($207,350))                                   $    329,652  $
                                                                                 ============  ===========

Additional Disclosures:
- - - - ----------------------
Interest Paid                                                                    $  1,546,045  $ 1,382,970
                                                                                 ============  ===========
Income Taxes Paid                                                                $    399,537  $   410,973
                                                                                 ============  ===========

    The accompanying notes are an integral part of the financial statements.

                                                                             BANC ONE CORPORATION and Subsidiaries
- - - - ------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                             For the Three Months             For the Nine Months
                                                              Ended September 30,             Ended September 30,
                                                       --------------------------       --------------------------
$(thousands, except per share amounts) (unaudited)           1994            1993              1994           1993
- - - - ------------------------------------------------------------------------------------------------------------------
BALANCE, BEGINNING OF PERIOD.......................    $7,688,899      $6,969,918        $7,433,170     $6,594,813
Net income.........................................       283,212         296,214           940,732        891,253
Exercise of stock options,
  net of shares purchased..........................          (769)         (3,914)           (4,558)       (44,160)
Shares issued in acquisitions......................         3,609                            33,824
Pooled affiliate stock issuance and other..........           230             338               377         19,763
Cash dividends:
  Corporation:
    Common ($.31 and $.28 per share for the
    three months and $.93 and $.79 per share
    for the nine months ended September 30,
    1994 and 1993).................................      (126,105)       (105,721)         (363,292)      (282,361)
Class B Preferred ($.75 per share).................                                                           (216)
Series C Preferred ($.88 per share for the
  three months and $2.63 per share for the
  nine months ended September 30, 1994 and 1993)...        (4,373)         (4,375)          (13,119)       (13,125)
  Pooled affiliates................................                        (4,326)          (10,040)       (17,833)
Sale of stock to employee benefit plans............         7,802                            51,571
Net unrealized holding losses on securities
  available for sale...............................       (16,884)                         (207,661)
Purchase of treasury stock.........................       (72,504)                          (97,887)
                                                       ----------      ----------        ----------     ----------
BALANCE, SEPTEMBER 30..............................    $7,763,117      $7,148,134        $7,763,117     $7,148,134
                                                       ==========      ==========        ==========     ==========

The accompanying notes are an integral part of the financial statements.

- - - - ------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF RESERVE FOR LOAN AND LEASE LOSSES

                                                             For the Three Months             For the Nine Months
                                                              Ended September 30,             Ended September 30,
                                                       --------------------------       --------------------------
$(thousands, except per share amounts) (unaudited)           1994            1993              1994           1993
- - - - ------------------------------------------------------------------------------------------------------------------
BALANCE, BEGINNING OF PERIOD.......................      $955,078        $968,108          $967,254       $952,174
Acquired reserves, net.............................           349           1,558             6,381          4,721
Provision for loan and lease losses................        75,940          99,659           206,650        275,560
Losses charged to the reserve......................      (126,470)       (146,203)         (379,359)      (421,224)
Recoveries.........................................        50,260          41,132           154,231        153,023
                                                         --------        --------          --------       --------
Net losses charged to the reserve..................       (76,210)       (105,071)         (225,128)      (268,201)
                                                         --------        --------          --------       --------
BALANCE, SEPTEMBER 30..............................      $955,157        $964,254          $955,157       $964,254
                                                         ========        ========          ========       ========

The accompanying notes are an integral part of the financial statements.
- - - - ------------------------------------------------------------------------------------------------------------------

NOTES TO THE FINANCIAL STATEMENTS

1. The accompanying financial statements are unaudited. However, in the opinion of management, they contain the adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position and the results of operations. The notes to the financial statements contained in the Annual Report for December 31, 1993 should be read in conjunction with these financial statements. "The Corporation" is defined as parent company only. "BANC ONE" is defined as the Corporation and all significant majority-owned subsidiaries.

2. The year-to-date provision for income taxes is at a rate which management believes will approximate the effective rate for the year.

3. On August 15, 1994, the Corporation acquired all of the outstanding shares of Liberty National Bancorp, Inc. ("Liberty") of Louisville, Kentucky, in exchange for 24.8 million shares of BANC ONE common stock. Liberty had total assets of approximately $5.3 billion at August 15, 1994. This acquisition has been accounted for as a pooling of interests and accordingly, the accompanying financial statements have been restated.
  Pre-tax merger expenses of $39 million related to the Liberty acquisition were charged to expense during 1994. The after tax impact of these expenses on earnings per share was $.06 for the first nine months of 1994. As of September 30, 1994, BANC ONE had two pending acquisitions which had combined assets of approximately $373 million at June 30, 1994.


   On September 8, 1994, the Corporation signed a definitive agreement for the sale of its four Michigan banks to Citizens Banking Corporation of Flint, Michigan. The sale pending approval from the regulators, is expected to close in the first quarter of 1995, and is expected to result in a gain that will be recognized upon closing.

4. In January 1994, the Board of Directors approved the purchase of up to 10 million shares of BANC ONE common stock for use in the acquisition of Premier Bancorp, Inc., in Baton Rouge, Louisiana. As of September 30, 1994, the Corporation had acquired and held 2.9 million of its shares for this purpose. BANC ONE has an option to purchase Premier Bancorp between June 30, 1995 and March 31, 1997. Premier Bancorp had assets of approximately $4.2 billion at December 31, 1993.

5. In January 1994, BANC ONE adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115), which specifies the accounting for investments in securities that have readily determinable fair values. Upon adoption, the Corporation transferred approximately $11 billion of securities at amortized cost from the held to maturity and held for sale portfolios to the available for sale portfolio. Securities available for sale were adjusted to fair value, as required, and a net unrealized gain of $84 million, after tax, was recorded as a separate component of common stockholders' equity. At September 30, 1994, the net unrealized loss in this separate component of equity was $208 million.

6. Mortgage loans held for sale were $324 million, $1.3 billion and $1.1 billion at September 30, 1994, December 31, 1993 and September 30, 1993, respectively. Such loans are carried at the lower of cost or market determined on an aggregate basis. Mortgage loans held for sale were adjusted on this basis, resulting in a loss of $1 million at September 30, 1994. Credit card loans of approximately $2 billion were held for sale at September 30, 1994.

7. Certain prior period amounts have been reclassified to compare with current presentation.

- - - - -----------------------------------------------------------------------------------------------------------------
AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES(1)(2)
                                                                      1994
                                 --------------------------------------------------------------------------------
                                                3rd Quarter                                 2nd Quarter
                                 -----------------------------------         ------------------------------------
                                     Average       Income/    Yield/            Average       Income/     Yield/
$(thousands) (unaudited)             Balance       Expense      Rate            Balance       Expense       Rate
- - - - -----------------------------------------------------------------------------------------------------------------
ASSETS
Short-term investments........   $   725,473    $    9,114       4.98%       $   785,754    $    8,260       4.22%
Securities(3)
  Taxable.....................    16,533,740       228,440       5.48         18,121,937       244,988       5.42
  Tax exempt..................     2,350,704        50,274       8.48          2,383,837        51,330       8.64
                                 -----------    ----------                   -----------    ----------
  Total securities............    18,884,444       278,714       5.86         20,505,774       296,318       5.80
Loans and leases(4)
  Commercial..................    15,576,172       294,848       7.51         15,442,813       288,728       7.50
  Real estate.................    18,240,188       388,841       8.46         17,673,768       372,144       8.45
  Consumer, net...............    19,353,980       406,106       8.32         18,745,464       386,025       8.26
  Credit card.................     6,569,145       259,612      15.68          6,192,301       241,969      15.67
  Leases, net.................     1,183,974        21,471       7.19          1,142,610        21,237       7.45
  Reserve for loan and lease
    losses....................      (959,563)                                   (975,393)
                                 -----------    ----------                   -----------    ----------
Net loans and leases..........    59,963,896     1,370,878       9.07         58,221,563     1,310,103       9.03
                                 -----------    ----------                   -----------    ----------
Total earning assets..........    79,573,813     1,658,706       8.27         79,513,091     1,614,681       8.15
Other assets..................     8,680,130                                   8,835,774
                                 -----------                                 -----------
Total assets..................   $88,253,943                                 $88,348,865
                                 ===========                                 ===========

LIABILITIES
Deposits
  Non-interest bearing demand.   $13,396,649                                 $13,337,867
  Interest bearing demand.....     9,221,459        43,028       1.85          9,391,993        40,556       1.73
  Savings.....................     7,719,171        50,136       2.58          7,995,612        46,917       2.35
  Money market savings
    accounts..................    12,342,637        93,519       3.01         12,319,317        84,504       2.75
Time deposits:
  CDs less than $100,000......    18,126,913       201,933       4.42         17,171,010       169,341       3.96
  CDs $100,000 and over:
    Domestic..................     3,593,945        38,314       4.23          3,548,580        34,382       3.89
    Foreign...................     1,260,777        13,854       4.36          1,231,561        12,162       3.96
                                 -----------    ----------                   -----------    ----------
  Total deposits..............    65,661,551       440,784       2.66         64,995,940       387,862       2.39
Borrowed funds:
  Short-term..................    11,603,887       128,415       4.39         12,478,527       120,229       3.86
  Long-term...................     1,839,595        37,229       8.03          1,843,993        29,070       6.32
                                 -----------    ----------                   -----------    ----------
  Total borrowed funds........    13,443,482       165,644       4.89         14,322,520       149,299       4.18
                                 -----------    ----------                   -----------    ----------
Total interest bearing
  liabilities.................    65,708,384       606,428       3.66         65,980,593       537,161       3.27
Other liabilities.............     1,433,934                                   1,429,629
                                 -----------                                 -----------
Total liabilities.............    80,538,967                                  80,748,089
Preferred stock...............       249,900                                     249,900
Common stockholders' equity...     7,465,076                                   7,350,876
                                 -----------                                 -----------
Total liabilities, common
  equity and preferred stock..   $88,253,943                                 $88,348,865
                                 ===========                                 ===========
Net interest income(5)........                   1,052,278       5.25                        1,077,520       5.43
Provision for loan and
  lease losses(5).............                     (75,940)      (.38)                         (50,538)      (.25)
                                                ----------      -----                       ----------      -----
Net funds function(5).........                  $  976,338       4.87%                      $1,026,982       5.18%
                                                ==========      =====                       ==========      =====

(1) Fully taxable equivalent basis.
(2) Yields and rates are annualized based on actual days in reporting period.
(3) As a percent of average earning assets.
(4) Nonaccrual loans are included in loan balances.
(5) Average balance is based on amortized historical cost (excluding SFAS 115 adjustments to market value).

                   1994
- - - - ----------------------------------------------------------------------------
                                                     1st Quarter
- - - - ----------------------------------------------------------------------------
                                        Average       Income/    Yield/
                                        Balance       Expense      Rate
- - - - ----------------------------------------------------------------------------
ASSETS
Short-term investments                $ 1,062,206    $    9,386        3.58%
Securities(5)
  Taxable                              15,316,104       196,458        5.20
  Tax exempt                            2,345,403        51,547        8.91
                                      -----------    ----------
  Total securities                     17,661,507       248,005        5.69
Loans and leases(4)
  Commercial                           15,014,691       288,171        7.78
  Real estate                          17,542,980       365,481        8.45
  Consumer, net                        17,901,530       409,930        9.29
  Credit card                           6,081,136       235,239       15.69
  Leases, net                           1,113,538        20,835        7.59
  Reserve for loan and lease losses      (973,954)
                                      -----------
Net loans and leases                   56,679,921     1,319,656        9.44
                                      -----------    ----------
Total earning assets                   75,403,634     1,577,047        8.48
Other assets                            9,038,031
                                      -----------
Total assets                          $84,441,665
                                      ===========
LIABILITIES
Deposits
  Non-interest bearing demand         $13,433,100
  Interest bearing demand               9,356,794        38,649        1.68
  Savings                               7,796,079        42,580        2.22
  Money market savings accounts        12,215,832        77,883        2.59
 Time deposits:
  CDs less than $100,000               16,903,025       154,940        3.72
  CDs $100,000 and over:
    Domestic                            3,884,504        34,320        3.58
    Foreign                               954,627         7,862        3.34
                                      -----------    ----------
 Total deposits                        64,543,961       356,234        2.24
Borrowed funds:
  Short-term                            9,016,547        69,697        3.13
  Long-term                             1,811,111        26,412        5.91
                                      -----------    ----------
  Total borrowed funds                 10,827,658        96,109        3.60
                                      -----------    ----------
Total interest bearing liabilities     61,938,519       452,343        2.96
Other liabilities                       1,476,229
                                      -----------
Total liabilities                      76,847,848
Preferred stock                           249,900
Common stockholders' equity             7,343,917
                                      -----------
Total liabilities, common equity
  and preferred stock                 $84,441,665
                                      ===========
Net interest income(3)                                1,124,704        6.05
Provision for loan and lease losses(3)                  (80,172)       (.43)
                                                     ----------
Net funds function(3)                                $1,044,532        5.62%
                                                     ==========        ====





                                                                          1993
                                         -----------------------------------------------------------------------------------
                                                        4th Quarter                                    3rd Quarter
                                         -------------------------------------        --------------------------------------
                                          Average        Income/       Yield/           Average        Income/       Yield/
                                          Balance        Expense         Rate           Balance        Expense         Rate
- - - - ----------------------------------------------------------------------------------------------------------------------------
ASSETS
Short-term investments                   $   918,293    $    8,163       3.53%          $ 1,317,449    $   11,558      3.48%
Securities(5)
  Taxable                                 15,230,986       200,273       5.22            14,185,992       194,953      5.45
  Tax exempt                               2,149,255        48,902       9.03             2,009,638        47,993      9.47
                                         ----------     ----------                      -----------    ----------
  Total securities                        17,380,241       249,175       5.69            16,195,630        242,946     5.95
Loans and leases(4)
  Commercial                              14,744,284       289,690       7.79            14,488,883        294,650     8.07
  Real estate                             17,371,366       373,725       8.54            16,949,075        372,822     8.73
  Consumer, net                           16,820,915       368,413       8.69            15,995,901        357,878     8.88
  Credit card                              5,561,646       224,533      16.02             5,199,257        217,686    16.61
  Leases, net                              1,076,880        21,591       7.95             1,005,729         20,543     8.10
  Reserve for loan and lease losses         (962,971)                                      (971,016)
                                         ----------     ----------                      -----------    -----------
Net loans and leases                      54,612,120     1,277,952       9.28            52,667,829      1,263,579     9.52
                                         ----------     ----------                      -----------    -----------
Total earning assets                      72,910,654     1,535,290       8.35            70,180,908      1,518,083     8.58
Other assets                               8,994,776                                      8,805,357
                                         ----------                                     -----------
Total assets                             $81,905,430                                    $78,986,265
                                         ===========                                    ===========
LIABILITIES
Deposits
  Non-interest bearing demand            $13,650,953                                    $12,794,723
  Interest bearing demand                  9,056,531        34,720       1.52             8,719,058         33,306     1.52
  Savings                                  7,599,390        44,464       2.32             7,353,674         45,290     2.44
  Money market savings accounts           11,940,696        78,133       2.60            12,010,347         79,085     2.61
Time deposits:
  CDs less than $100,000                  17,064,647       150,318       3.49            17,592,365        166,750     3.76
  CDs $100,000 and over:
    Domestic                               3,693,441        36,280       3.90             3,259,043         28,624     3.48
    Foreign                                  927,120         7,592       3.25               722,830          6,124     3.36
                                         ----------     ----------                      -----------    -----------
 Total deposits                           63,932,778       351,507       2.18            62,452,040        359,179     2.28
Borrowed funds:
  Short-term                               7,567,546        56,085       2.94             6,474,240         50,350     3.09
  Long-term                                1,808,817        27,431       6.02             1,689,976         26,786     6.29
                                         ----------     ----------                      -----------    -----------
  Total borrowed funds                     9,376,363        83,516       3.53             8,164,216         77,136     3.75
                                         ----------     ----------                      -----------     ----------
Total interest bearing liabilities        59,658,188       435,023       2.89            57,821,533        436,315     2.99
Other liabilities                          1,498,022                                      1,353,727
                                         ----------                                     -----------
Total liabilities                         74,807,163                                     71,969,983
Preferred stock                              249,969                                        250,000
Common stockholders' equity                6,848,298                                      6,766,282
                                         ----------                                     -----------
Total liabilities, common equity
   and preferred stock                   $81,905,430                                    $78,986,265
                                         ===========                                    ===========
Net interest income(3)                                   1,100,267       5.98                            1,081,768     6.11
Provision for loan and lease losses(3)                    (112,701)      (.61)                             (99,659)    (.56)
                                                        ----------                                      ----------
Net funds function(3)                                   $  987,566       5.37%                          $  982,109     5.55%
                                                        ==========       ====                           ==========     ====







- - - - -----------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED QUARTERLY FINANCIAL DATA
                                                                                Quarters
                                                        --------------------------------------------------------
                                                                      1994                           1993
                                                        --------------------------------      ------------------       Last 12
$(millions, except per share amounts) (unaudited)        Third       Second        First      Fourth       Third        Months
- - - - -----------------------------------------------------------------------------------------------------------------------------
KEY RATIOS
 Return on average assets(1).........................     1.27%         1.50%        1.57%      1.45%       1.49%         1.45%
 Return on average common equity(1)..................    14.82         17.80        17.81      17.14       17.11         16.89
 Return on average total equity(1)...................    14.56         17.44        17.46      16.78       16.75         16.56
 Average common equity to assets.....................     8.46          8.32         8.70       8.36        8.57          8.46
 Average total equity to assets......................     8.74          8.60         8.99       8.67        8.88          8.75
MARGIN ANALYSIS(1),(2),(3)
   Interest income...................................     8.27          8.15         8.48       8.35        8.58          8.31
   Interest expense..................................     3.02          2.72         2.43       2.37        2.47          2.63
                                                        ------        ------       ------     ------      ------        ------
   Net interest income...............................     5.25          5.43         6.05       5.98        6.11          5.68
   Provision for loan and lease losses...............      .38           .25          .43        .61         .56           .42
                                                        ------        ------       ------     ------      ------        ------
   Net funds function................................     4.87          5.18         5.62       5.37        5.55          5.26
CREDIT ANALYSIS
 Net charge-offs to average loans and leases(1)......      .50           .49          .54        .87         .78           .60%
 Ending reserves to loans and leases.................     1.55%         1.58%        1.66%      1.68%       1.77%
 Nonperforming assets:
   Total.............................................   $524.2        $523.7       $600.2     $643.2      $698.2
   Percent of total loans and leases.................      .85%          .87%        1.02%      1.12%       1.28%
 Loans deliquent over 90 days(4):
   Total.............................................   $195.4        $211.9       $189.0      207.8      $220.3
   Percent of total loans and leases.................      .32%          .35%         .32%       .36%        .40%
PER SHARE DATA
 Net income(5).......................................   $  .68        $  .80       $  .79     $  .74      $  .73        $ 3.01
 Cash dividends(5)...................................      .31           .31          .31        .28         .28          1.21
 Book value(5).......................................    18.52         18.25        18.12      17.72       17.26
 Common stock price(5):
   High..............................................   $35.50        $38.00       $35.47     $39.77      $42.19        $39.77
   Low...............................................    29.50         30.75        31.88      32.27       34.55         29.50
   Close.............................................   $30.00        $34.25       $33.00     $35.57      $37.73
 Preferred Series C stock price:
   High..............................................   $63.75        $68.25       $68.75     $74.63      $73.25        $74.63
   Low...............................................    57.00         57.50        60.50      66.63       72.75         57.00
   Close.............................................   $57.50        $62.50       $61.00     $68.75      $73.25
SHARES TRADED (000)
   Common............................................   46,939        55,251       68,124     54,635      39,072       224,949
   Preferred Series C................................      892         1,200        2,851      2,082       1,712         7,025

(1) Ratios presented on an annualized basis.
(2) Fully taxable equivalent basis.
(3) As a percent of average earning assets.
(4) Excluding nonperforming loans.
(5) Applicable amounts have been restated for the 10% common stock dividend, effective February 10, 1994.


                                                                                               BANC ONE CORPORATION and Subsidiaries
- - - - ------------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED QUARTERLY FINANCIAL DATA


                                                                                 Quarters
                                                        ----------------------------------------------------------
                                                                        1994                         1993
                                                        ---------------------------------    ---------------------       Last 12
$(millions) (unaudited)                                     Third      Second       First       Fourth       Third        Months
- - - - --------------------------------------------------------------------------------------------------------------------------------
PERIOD END BALANCES
 Loans and leases (net of unearned)................     $61,647.4   $60,512.5   $58,631.8    $57,520.4    $54,577.1
 Earning assets....................................      78,752.8    80,334.2    79,614.5     75,822.7     72,464.2
 Total assets......................................      88,163.7    89,812.7    88,453.4     84,834.7     81,308.7
 Total deposits....................................      65,909.7    66,218.5    64,187.1     65,022.4     63,086.6
 Long-term debt....................................       1,837.1     1,844.4     1,844.3      1,805.3      1,812.7
 Reserve for loan and lease losses.................         955.2       955.1       970.9        967.3        964.3
 Total stockholders' equity........................       7,763.1     7,688.9     7,613.4      7,433.2      7,148.1
CONDENSED INCOME STATEMENT
 Net interest income(1)............................      1,052.28    1,077.52    1,124.70     1,100.27     1,081.77    $4,354.77
 Provision for loan and lease losses...............         75.94       50.54       80.17       112.70        99.66       319.35
                                                         --------    --------    --------     --------     --------    ---------
 Net funds function(1).............................        976.34    1,026.98    1,044.53       987.57       982.11     4,035.42
NON-INTEREST INCOME
 Fiduciary income..................................         53.45       59.28       59.01        57.71        56.15       229.45
 Service charges on deposits.......................        125.03      116.64      114.07       116.59       112.42       472.33
 Loan processing and service income................        116.73      114.16      107.22       128.29       121.59       466.40
 Securities transactions...........................        (12.98)       2.74        3.45         5.52         2.97        (1.27)
 Income from management of Collection pools, net...          6.27        4.61        5.34         6.46         6.53        22.68
 Other non-interest income.........................        165.41       95.75       98.72        98.46        96.55       458.34
                                                         --------    --------    --------     --------     --------    ---------
TOTAL NON-INTEREST INCOME..........................        453.91      393.18      387.81       413.03       396.21     1,647.93
NON-INTEREST EXPENSE
 Salaries and benefits.............................        427.29      425.24      441.99       421.19       430.32     1,715.71
 Other non-interest expense........................        551.61      477.66      459.85       506.12       478.36     1,995.24
                                                         --------    --------    --------     --------     --------    ---------
TOTAL NON-INTEREST EXPENSE.........................        978.90      902.90      901.84       927.31       908.68     3,710.95
Taxable equivalent adjustment......................         22.33       22.81       21.99        22.04        23.22        89.17
                                                         --------    --------    --------     --------     --------    ---------
Income before income taxes.........................        429.02      494.45      508.51       451.25       446.42     1,883.23
Income tax provision...............................        145.81      163.88      181.56       151.01       150.21       642.26
                                                         --------    --------    --------     --------     --------    ---------
    Net income.....................................      $ 283.21    $ 330.57    $ 326.95     $ 300.24     $ 296.21    $1,240.97
                                                         ========    ========    ========     ========     ========    =========
Net income available to common stockholders........      $ 278.84    $ 326.20    $ 322.58     $ 295.87     $ 291.84    $1,223.49
                                                         ========    ========    ========     ========     ========    =========

(1) Fully taxable equivalent basis.

- - - - --------------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS

BANC ONE reported net income of $283 million and $941 million for the three and nine months ended September 30, 1994, respectively. This represents a decrease of 4% and an increase of 6% from the same periods in 1993. This discussion should be read in conjunction with the financial statements, notes and tables included elsewhere in this report.

  BANC ONE's return on average assets was 1.27% and 1.45% for the three and nine months ended September 30, 1994, compared to 1.49% and 1.52% for the same periods in 1993. BANC ONE's return on average common equity was 14.82% and 16.79% for the three and nine months ended September 30, 1994, compared to 17.11% and 17.82% for the same periods in 1993.

NET INTEREST INCOME

BANC ONE's net interest income on a fully taxable equivalent (FTE) basis decreased $29 million and $16 million for the three and nine months ended September 30, 1994 from the same periods in 1993. Interest income on earning assets increased $141 million and $240 million over the comparable periods, while average balances increased $9.4 billion and $8.3 billion. Interest expense on interest bearing liabilities increased $170 million and $255 million for the three and nine months ended September 30, 1994, compared to 1993, while average balances increased $7.9 billion and $6.7 billion for the same periods. The above income and expense amounts for the third quarter were negatively affected by BANC ONE's interest rate swaps as described in this section.

  The continued growth in average loan balances, primarily consumer and credit card, combined with the continued increase in market interest rates, resulted in increases of $107 million and $218 million in fully taxable equivalent interest income on loans and leases for the three and nine months ended September 30, 1994. In addition, fully taxable equivalent interest income on investment securities increased $36 million and $31 million for the three and nine month periods ended September 30, 1994, due primarily to the purchase of $3.2 billion of United States Treasury and Agency securities late in the first quarter. Approximately $2 billion of securities and $1 billion in student loans were sold during the third quarter of 1994. Reductions in mortgage loan originations due to rising interest rates have resulted in a decline in mortgage loans held-for-sale to $324 million at September 30, 1994 compared to $1.1 billion at September 30, 1993. The average balance of mortgage loans held-for-sale decreased to $378 million and $663 million for the three and nine months ended September 30, 1994 from $1 billion and $797 million for the same periods in 1993, resulting in a reduction in net interest income. As interest rates move higher, the averqage balance of mortgage loans held-for-sale will continue at lower levels.

  Interest expense on deposits increased $82 million and $59 million for the three and nine months ended September 30, 1994, compared to 1993, due primarily to increases in short-term interest rates and increases of $3.2 billion and $2.4 billion in average deposit balances for the comparable periods. Additionally, interest expense on borrowed funds increased for the three and nine months ended September 30, 1994, compared to 1993, due to increases of $5.2 billion in average year-to-date other borrowed funds balances and the effects of the current rising interest rate environment.

  Earning asset yields declined 31 and 52 basis points for the three and nine months ended September 30, 1994, as compared to 1993. Funding costs increased 67 and 21 basis points for the three and nine months ended September 30, 1994. These changes are a result of lower spreads on new loan originations due to increasingly competitive pricing, contractual repricing lags of earning assets, the purchase of United States Treasury and Agency securities and the issuance of bank notes in the first quarter. Should interest rates continue to increase, a further decline in the net interest margin can be expected as increased funding costs outpace the increase in yields on earning assets.

  In a flat or declining rate environment, it is usually prudent to be liability sensitive in an effort to protect future earnings. In a rising rate environment, it is usually prudent to adjust the sensitivity profile to one which is less liability sensitive. Decisions regarding appropriate sensitivity levels are made as part of BANC ONE's ongoing asset liability management process. BANC ONE has entered into programs in both the local and the capital markets to reduce its liability sensitivity. During the third quarter, BANC ONE sold approximately $2 billion in fixed rate United States Treasury and Agency securities, purchased $2 billion in interest rate caps which limit the exposure to future increases in interest rates and continued to promote BANC ONE's fixed rate certificates of deposits. These transactions and programs accounted for approximately one-third of the decrease in the margin for the third quarter. BANC ONE expects to continue to enter into transactions to reduce its sensitivity in future periods.

  BANC ONE manages its interest rate sensitivity using both on-balance sheet and off-balance sheet investment products. Off-balance sheet investment products, primarily interest rate swaps, decreased interest income by $10 million for the three month period and increased interest income by $50 million for the nine month period ended September 30, 1994, as compared to increases of $55 million and $168 million for the same periods in 1993. Off-balance sheet investment products decreased deposit and other borrowing costs $5 million and $83 million for the three and nine month periods ended September 30, 1994, as compared to decreases of $61 million and $156 million for the same periods in 1993. The decrease in the contribution to net interest income from off-balance sheet investment products is primarily the result of BANC ONE being in a net receive fixed

- - - - --------------------------------------------------------------------------------

position which results in variable interest payments based on increasingly higher rates in a rising rate environment. Table 1 summarizes the notional amount (an agreed upon amount on which calculations of payments to be exchanged are based) of BANC ONE's derivative portfolio by type. BANC ONE has no credit exposure on the notional amount; the exposure is generally limited to the net difference between the pay and receive amounts on each transaction. These amounts are generally netted and paid quarterly. BANC ONE and the counterparties to its interest rate swap contracts exchange collateral to minimize credit risk. The swaps used consist of those where payments based on fixed rates or variable rates are received in exchange for payment of amounts based on variable or fixed rates, basis swaps where variable interest payments based on different indices are exchanged and forward-starting contracts, where payments are exchanged beginning on some future date. BANC ONE also purchases interest rate caps. Payments are received under cap agreements when interest rates exceed specified maximums. Premiums paid when caps are purchased are typically amortized over the life of the cap. BANC ONE is not a dealer in derivative contracts.

Table 1
- - - - ---------------------------------------------------------------------------
OFF-BALANCE SHEET INVESTMENT PRODUCTS

                            Sept. 30,     June 30,    March 31,    Dec. 31,
$(millions)                      1994         1994         1994        1993
- - - - ---------------------------------------------------------------------------
Receive fixed (includes
forward starting).........    $24,521      $26,114      $28,090     $29,292
Receive floating
 (includes pay fixed
 and caps)................     10,217        8,382        8,598       1,619
                              -------      -------      -------     -------
 Net receive fixed
  position................    $14,304      $17,732      $19,492     $27,673

Basis swaps...............      8,103        8,103        7,854       5,556
Other.....................    $ 3,785      $ 2,414      $ 2,924     $ 2,598

  The 1993 BANC ONE CORPORATION Annual Report provided certain fair value information based on interest rates at December 31, 1993. Since that date, interest rates have increased and, as a result, the estimated fair value of fixed rate financial instruments has changed. The unrealized loss on long-term debt declined to $24 million at September 30, 1994, as compared to $267 million at December 31, 1993. There was a $938 million net unrealized loss on off-balance sheet investment products at September 30, 1994. This unrealized loss represents the cost that would have been incurred had these positions been liquidated at September 30, 1994. This cost is based on the markets' expectations of future interest rate changes that may or may not be realized. BANC ONE's off-balance sheet investment products generally are used to hedge or synthetically alter balance sheet amounts and, therefore, unrealized gains and losses are not recognized in earnings. If the hedged or altered balance sheet financial instrument amounts were marked to market, the resulting unrealized balance sheet gains (losses) could be expected to partially compensate for unrealized off-balance sheet investment product (losses) gains.

ASSET QUALITY

BANC ONE's process for monitoring asset quality includes detailed, monthly analyses of delinquencies, nonperforming assets and potential problem loans from each affiliate bank. Management extensively monitors and improves credit policies, including policies related to appraisals, assessing the financial condition of borrowers, restrictions on out-of-area lending and avoidance of loan concentrations. The loan portfolio consists of many small credits in diverse businesses located throughout the markets served by BANC ONE affiliates. Only 13 customers had borrowings or commitments greater than $50 million at September 30, 1994, with the largest outstanding being $90 million.

  BANC ONE maintained strong credit quality during the quarter ended September 30, 1994. BANC ONE reported total nonperforming assets of $524 million at September 30, 1994, a decrease of $174 million from a year ago. Nonperforming assets were .85% of ending loans, down significantly from 1.28% at September 30, 1993. The decrease is primarily a result of accelerated

Table 2
- - - - --------------------------------------------------------------------------
CREDIT QUALITY

                                 Sept. 30,     Dec. 31,     Sept. 30,
$(millions)                           1994         1993          1993
- - - - --------------------------------------------------------------------------
NONPERFORMING ASSETS
 Nonaccrual loans..............     $429.6       $482.3        $521.6
 Renegotiated loans............        4.1          7.6           7.2
 OREO..........................       90.5        153.3         169.4
                                    ------       ------        ------
  Total nonperforming
    assets.....................     $524.2       $643.2        $698.2
                                    ======       ======        ======
 Loans delinquent
  over 90 days.................     $195.4       $207.8        $220.3
 Doubtful loans................       48.8         60.0          45.0
 Ending reserve for loan
  and lease lossses............      955.2        967.3         964.3
 Net charge-offs...............     $ 76.2       $121.3        $105.1

KEY RATIOS
 Reserve to ending loans.......       1.55%        1.68%         1.77%
 Nonperforming assets
  to ending loans..............        .85         1.12          1.28
 90 days delinquent to
  ending loans.................        .32          .36           .40
 Net charge-offs to
  average loans................        .50%         .87%          .78%

Table 3
- - - - ------------------------------------------------------------------
NONPERFORMING ASSETS ACTIVITY
                                 Three Months          Nine Months
                                        Ended                Ended
$(millions)                    Sept. 30, 1994       Sept. 30, 1994
- - - - ------------------------------------------------------------------
Balance at beginning of
 quarter/year .......................  $417.7                482.3
NONACCRUAL LOAN ACTIVITY
 Nonaccrual additions ...............    98.4                245.9
 Loans returned to accrual
  and payments received .............   (63.4)              (234.2)
  Reduction due to transfers
   to OREO ...........................   (4.8)               (16.0)
  Charge-offs .......................   (12.6)               (44.0)
  Other, net ........................    (5.7)                (4.4)
                                       ------               ------
Nonaccrual loans ....................  $429.6               $429.6
                                       ======               ======
OREO, beginning of period ...........  $100.6               $153.3
OREO ACTIVITY
 Repossession of collateral .........    15.4                 48.9
 Write-downs ........................    (3.6)               (11.6)
 Sales and other ....................   (21.9)              (100.1)
                                       ------               ------
OREO ................................  $ 90.5               $ 90.5
                                       ======               ======

asset disposition and receipt of payments. Table 3 details the activity in nonaccrual loans and other real estate owned (OREO) from December 31, 1993 to September 30, 1994.

  The decrease in loans delinquent greater than 90 days from December 31, 1993 to September 30, 1994 is due primarily to the higher than average delinquencies included in the sale of $1 billion of student loans during the third quarter of 1994 and a general improvement in the commercial loan portfolio.

  The reserve for loan and lease losses decreased as a percentage of ending loans from 1.68% at December 31, 1993 to 1.55% at September 30, 1994. The reserve continues to indicate strong nonperforming loan coverage, increasing to 220% at September 30, 1994, compared with 182% at September 30, 1993. The provision for loan and lease losses was approximately equal to net charge offs during the third quarter of 1994. The adequacy of the reserve and provision for loan and lease losses is consistent with the composition of the portfolio and recent credit quality history.

NON-INTEREST INCOME, NON-INTEREST
EXPENSE AND INCOME TAXES

Total non-interest income, excluding securities transactions, increased $74 million, or 18.7%, and $112 million, or 9.9%, for the three and nine months ended September 30, 1994, compared to 1993.

  Service charges on deposit accounts increased $13 million, or 11.2%, and $21 million, or 6.4%, for the three and nine months ended September 30, 1994, compared to the same periods in 1993. Increases in service charges on deposit accounts are primarily due to an increase in fees from overdrafts and an overall increase in deposits. The increase in other non-interest income for the three and nine months ended September 30, 1994 is primarily due to a $49 million gain recognized on the sale of $1 billion of student loans and a $13 million gain on the sale of mortgage loan servicing rights during the three months ended September 30, 1994. The gain recorded on the student loan sale represents the present value of future net cash flows. The related asset will be assessed on a periodic basis for impairment with changes, if any, recognized in future periods. Other income also increased for the year-to-date period due to a $13 million increase in insurance income, a $3 million increase in income earned on the cash surrender value of Corporate-owned life insurance and a $2 million gain on sale of fixed assets.

  The loss on sale of securities both quarter-to-date and year-to-date is primarily due to the sale of United States Treasury and Agency securities. During the three months ended September 30, 1994, United States Treasury and Agency securities were sold, resulting in a $32 million net loss, partially offset by a $17 million gain on the sale of equity securities. BANC ONE expects that during the fourth quarter, it will sell additonal U.S. Treasury and Agency securities from its available for sale portfolio as part of a continued effort to reduce liability sensitivity.

  Total non-interest expense, excluding Liberty merger-related expenses, increased $31 million, or 3.5%, and decreased $4 million, or .14%, for the three and nine months ended September 30, 1994, compared to 1993.

  Salaries and related costs increased $28 million, or 2.2%, for the nine months ended September 30, 1994. This increase was primarily due to an increase in pay rates, merger-related expenses of approximately $2 million relating to the acquisition of Liberty and approximately $5 million in charges relating to the consolidation of mortgage loan and data processing operations. Taxes other than income and payroll decreased $20 million, or 31.5%, for the nine months ended September 30, 1994, due to settlement of prior year franchise taxes. Depreciation and amortization increased $31 million, or 49.7%, and $25 million, or 12.2%, for the three and nine months ended September 30, 1994. These increases were primarily attributable to $21 million of merger-related expenses relating to the Liberty acquisition and depreciation expense on data processing equipment purchased during 1994 to support branch automation and provide technological enhancements of existing equipment.

  Outside services and processing increased $15 million, or 12.7%, for the three months ended September 30, 1994, primarily due to $6 million in Liberty merger-related expenses, an increase of $7 million in expenses related to new credit card programs and an increase in expenses relating to processing costs. These increases were partially offset by a decrease in consulting expenses. Outside services and processing increased $10 million, or 2.6%, for the nine months ended September 30, 1994, primarily due to an increase of $22 million in credit card-related activities, an increase of $3 million in the use of temporary employees and $12 million relating to leased equipment, loan production and other miscellaneous costs. These increases were partially offset by a reduction in consulting expenses of $27 million relating to completed projects. The increase in other non-interest expense of $18 million for the quarter-to-date period ended September 30, 1994 was primarily due to $13 million of litigation settlements, restructuring charges of $4 million related to the consolidation of regional processing centers and merger-related expenses of $5 million relating to the Liberty acquisition. These increases were offset by a $10 million decrease in OREO expense. The decrease in other non-interest expense of $32 million, or 9.0%, for the nine months ended September 30, 1994, as compared to 1993, was primarily due to decreases in OREO expense of approximately $34 million, merger-related expenses of approximately $8 million related to a decrease in acquisition activity and insurance expense of $3 million. The decreases were partially offset by an increase of $17 million in litigation reserves.

  Due to the factors mentioned above, annualized net non-interest expense (total non-interest expense less total non-interest income excluding securities transactions) as a percent of average assets decreased to 2.3% in the third quarter of 1994 from 2.6% in the third quarter of 1993.

  Earlier this year, BANC ONE announced its plans to consolidate certain deposit and loan operations and standardize back-office functions. Implementation of this consolidation will occur over the next several years. During the fourth quarter and subsequent quarters, certain one-time charges may be incurred, such as severance-related payments and lease termination penalties.

  The provision for income taxes increased to 34% of pretax income in the third quarter of 1994 in comparison with 33.6% in the third quarter of 1993. The effective income tax rate for the nine months ended September 30, 1994 approximates the anticipated effective rate for 1994.

Table 4
- - - - -----------------------------------------------------------------------
LIQUIDITY
                                 Sept. 30,       Dec. 31,     Sept. 30,
$(millions)                           1994           1993          1993
- - - - -----------------------------------------------------------------------
Earning assets, net of money
 market investments .............  $77,847        $74,773       $71,229
LARGE LIABILITIES
 Net national market
  liabilities ...................  $ 2,521        $ 3,054       $ 2,883
 As a percent of net
  earning asset .................     3.24%          4.08%         4.05%
 Total net large liabilities ....  $15,353        $12,121       $10,375
 As a percent of net
  earning assets ................    19.72%         16.21%        14.57%

LIQUIDITY
At September 30, 1994, large liability dependence was 19.72%, an increase from 16.21% at December 31, 1993. The increase was due primarily to additional short-term borrowings in the first quarter to fund increased loan and securities growth. BANC ONE's policy is that large liability dependence be no greater than 30%. BANC ONE manages the position at much lower levels.

NET INCOME PER SHARE
BANC ONE reported net income of $.68 and $2.27 per common share for the three and nine month periods ended September 30, 1994, compared to $.73 and $2.19 for the same periods in 1993 (as restated for the 10% common stock dividend, effective February 10, 1994).


Table 5
- - - - ------------------------------------------------------------------------
ANALYSIS OF NET INCOME PER COMMON SHARE
                                                 Third              Nine
                                               Quarter            Months
- - - - ------------------------------------------------------------------------
Net income per common share, prior year .....    $ .73             $2.19
INCREASE/(DECREASE) FROM CHANGES IN
 Earning asset volume ........................     .49               .45
 Rates and other effects of net
  interest income ............................    (.56)             (.49)
 Lower provision for loan and lease losses ...     .06               .17
 Non-interest income, excluding
  securities transactions ....................     .18               .28
 Securities transactions .....................    (.04)             (.05)
 Non-interest expense ........................    (.18)             (.08)
 Provision for federal income taxes ..........     .01              (.11)
 Change in method of accounting for
  income taxes ...............................                      (.05)
                                                 -----             -----
Subtotal .....................................     .69              2.31
Changes in average common shares .............    (.01)             (.04)
                                                 -----             -----
NET INCOME PER COMMON SHARE ..................   $ .68             $2.27
                                                 =====             =====

STOCKHOLDERS' EQUITY
At September 30, 1994, BANC ONE had total stockholders' equity of $7.8 billion, up from $7.4 billion at December 31, 1993. This increase was due primarily to earnings net of common and preferred dividends partially offset by an after tax unrealized holding loss of approximately $208 million recorded on securities available for sale in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities.
  Common Stockholders' equity was $7.5 billion at September 30, 1994, up from $7.2 billion at December 31, 1993. The Corporation's ratio of common stockholders' equity to total assets was 8.52% at September 30, 1994, which is an increase from 8.47% at December 31, 1993.

AFFILIATIONS

On August 15, 1994, the Corporation acquired all of the outstanding shares of Liberty National Bancorp ("Liberty") of Louisville, Kentucky, in exchange for
24.8 million shares of BANC ONE common stock. Liberty had assets of approximately $5.3 billion at August 15, 1994. This acquisition has been accounted for as a pooling of interests, and accordingly, the financial statements have been restated. The following table shows the effect of Liberty's results of operations for the periods prior to combination:

$(thousands)                        BANC ONE     LIBERTY    COMBINED
- - - - ------------                        --------     -------    --------
1994 Total Revenue (nine months)    $5,713,124   $305,074   $6,018,198
     Net Income                       $929,772    $10,959     $940,731

1993 Total Revenue                  $7,226,790   $383,880   $7,610,670
     Net Income                     $1,139,980    $51,514   $1,191,494

1992 Total Revenue                  $7,358,393   $382,264   $7,740,657
     Net Income                       $876,588    $45,639     $922,227

1991 Total Revenue                  $6,828,327   $395,562   $7,223,889
     Net Income                       $664,288    $39,098     $703,386

In recent quarters, the market value of bank and bank holding company common stock, including BANC ONE, has decreased. This has had the effect of limiting the ability to effect acquisitions in non-dilutive acquisition transactions accounted for as poolings of interest.

OTHER DEVELOPMENTS

Since the introduction of the income tax refund anticipation loan ("RAL") program in 1990, the yield on the consumer loan portfolio for the first quarter of each year has been enhanced by these very short-term, high yielding loans. RAL originations totaled $2.2 billion and $2.4 billion in the first quarter of 1994 and 1993, respectively. During 1994, the Internal Revenue Service announced changes that could impact the RAL's, including the fact that it won't notify refund lenders in advance of taxpayers entitled to refunds. These changes have prompted some competitors to announce they will no longer offer this type of product. BANC ONE remains committed to the RAL program in 1995 under a revised information gathering and credit approval process and an improved collection system; however, it is not currently possible to predict the impact these changes will have on originations and profitability as compared to prior years.

SUBSEQUENT EVENT

Credit card receivables of $2 billion that were held for sale at September 30, 1994, were sold to a trust on November 14, 1994. The proceeds of the sale were used to reduce short-term borrowed funds. The Trust sold two, three, and four year, fixed rate certificates backed by the receivables to investors. BANC ONE will service the related credit card accounts and receive the excess cash flows from the Trust, after payment of interest to investors, as servicing fee income. Net income is expected to be lower in future periods due to the certificates being longer term than the borrowings paid off. The sale is part of BANC ONE's initiative to reduce its earnings sensitivity to rising interest rates.

    Activity in off-balance sheet investment products for the first, second and third quarters of 1994 is summarized as follows:

                                              Generic     Amortizing
                                              Receive       Receive             Pay                      Forward      Purchased
    $(millions)                                 Fixed         Fixed            Fixed          Basis      Starting         Caps
    --------------------------------------------------------------------------------------------------------------------------
    Balance, December 31, 1993              $   6,738     $  15,054        $   1,619      $   5,556      $  7,500     $      0
    Additions                                     768            30            4,000          2,299           450        3,672
    Maturities/Amortization                      (350)       (2,100)            (193)            (1)
    Terminations                                                                (500)
    Forward Starting Becoming Effective                       2,500                                        (2,500)
                                              -------       -------          -------        -------       -------      -------
    Balance, March 31, 1994                     7,156        15,484            4,926          7,854         5,450        3,672

    Additions                                     100                                           250
    Maturities/Amortization                       (75)       (1,256)            (216)            (1)
    Terminations                                               (245)                                         (500)
    Forward Starting Becoming Effective                       1,000                                        (1,000)
                                              -------       -------          -------        -------       -------     -------
    Balance, June 30, 1994                      7,181        14,983            4,710          8,103         3,950       3,672

    Additions                                      25                             25                                    2,000
    Maturities/Amortization                       (22)       (1,246)            (190)
    Terminations                                                                                             (350)
    Forward Starting Becoming Effective           100         2,500                                        (2,600)
                                              -------       -------          -------        -------       -------     -------
    Balance, September 30, 1994             $   7,284      $ 16,237         $  4,545       $  8,103      $  1,000    $  5,672
                                              =======       =======          =======        =======       =======     =======

                                                Other         Total
    ---------------------------------------------------------------
    Balance, December 31, 1993              $   2,598     $  39,065
    Additions                                     488        11,707
    Maturities/Amortization                      (162)       (2,806)
    Terminations                                               (500)
    Forward Starting Becoming Effective                           0
                                              -------       -------
    Balance, March 31, 1994                     2,924        47,466

    Additions                                     112           462
    Maturities/Amortization                      (122)       (1,670)
    Terminations                                 (500)       (1,245)
    Forward Starting Becoming Effective                           0
                                              -------       -------
    Balance, June 30, 1994                      2,414        45,013

    Additions                                   2,544         4,594
    Maturities/Amortization                    (1,173)       (2,631)
    Terminations                                               (350)
    Forward Starting Becoming Effective                           0
                                              -------       -------
    Balance, September 30, 1994              $  3,785     $  46,626
                                              =======      ========

    Unrealized gains and losses in off-balance sheet investment products at September 30, 1994 are summarized as follows:

                                                                       Unrealized Gain (Loss) as of September 30, 1994
                                                                       -----------------------------------------------
                                                                                                                   Net
                                     Total Notional                            Unrealized     Unrealized     Unrealized
    $(millions)                              Amount                                 Gains         Losses    Gain (Loss)
    ------------------------------------------------------------------------------------------------------------------
    Generic Receive Fixed               $     7,284                             $     10       $   (136)      $   (126)
    Amortizing Receive Fixed                 16,237                                    6           (636)          (630)
    Pay Fixed                                 4,545                                   66             (8)            58
    Basis                                     8,103                                    1           (269)          (268)
    Forward Starting                          1,000                                                 (47)           (47)
    Purchased Caps                            5,672                                   32                            32
    Other                                     3,785                                   52             (9)            43
                                          ---------                              -------       --------         ------
    Total                               $    46,626                             $    167      $  (1,105)      $   (938)
                                          =========                              =======       =========        ======

OFF-BALANCE SHEET INVESTMENT PRODUCTS

Maturities and weighted average rates of each significant type of product at September 30, 1994 are shown below.  The off-balance sheet investment products used by BANC ONE are primarily interest rate swaps.  These rate swaps generally involve the exchange of fixed and floating rate interest payments based on an underlying notional amount.  A key assumption in the information is that rates remain constant at September 30, 1994 levels.  To the extent that rates change, both the maturity and variable interest rate information will change.

                                                 Maturities of September 30, 1994 Off-Balance Sheet Investment Products
                                     ------------------------------------------------------------------------------------------
                                                                                                                     September
                                                                                                 1999 -               30, 1994
$ (millions)                             1994       1995       1996         1997       1998       2003       2004+      Total
- - - - --------------------------------------------------------------------------------------------------------------------------------
Receive Fixed Generic Swaps
  Notional Value                       $   200    $ 5,378    $     648    $   128    $     30    $   750    $    150    $  7,284
  Weighted Average Receive Rate           5.17%      5.16%        4.81%      6.71%       4.95%      6.97%       5.82%       5.35%
  Weighted Average Pay Rate               5.06       4.82         4.87       4.86        4.81       6.17        6.52        5.01

Receive Fixed Amortizing Swaps
  Notional Value                         1,697      6,400        5,862      2,035         220         15           8      16,237
  Weighted Average Receive Rate           5.98%      5.25%        5.18%      5.13%       5.54%      8.81%       8.82%       5.29%
  Weighted Average Pay Rate               5.28       5.08         5.11       4.98        4.93       4.94        4.94        5.09

Pay Fixed Swaps
  Notional Value                            71      1,811        2,272        295          84         12                   4,545
  Weighted Average Receive Rate           4.58%      5.02%        5.22%      5.23%       4.93%      6.07%                   5.13%
  Weighted Average Pay Rate               7.59       4.70         5.33       6.12        5.28       8.22                    5.17

Basis Swaps
  Notional Value                                      362        3,843      3,590         308                              8,103
  Weighted Average Receive Rate                      4.96%        4.64%      3.85%       4.18%                              4.29%
  Weighted Average Pay Rate                          4.96         5.33       5.03        5.11                               5.17

Forward Starting Swaps
  Notional Value                                                 1,000                                                     1,000
  Weighted Average Receive Rate                                   5.47%                                                     5.47%
  Weighted Average Pay Rate                                       5.50                                                      5.50

Purchased Caps
  Notional Value                                    1,458        4,214                                                     5,672

Other (1)
  Notional Value                        1 ,701        369        1,382        209          29         87           8       3,785
                                       -------    -------    ---------    -------    --------    -------    --------    --------
Total Notional Value                   $ 3,669    $15,778    $  19,221    $ 6,257    $    671    $   864    $    166    $ 46,626
                                       =======    =======    =========    =======    ========    =======    ========    ========
Total Weighted Average Rates on Swaps
  Receive Rate                            5.85%      5.18%        5.04%      4.41%       4.78%      6.99%       5.96%       5.07%
  Pay Rate                                5.34       4.93         5.22       5.06        5.06       6.17        6.44        5.11

(1) Other off-balance sheet investment products include interest rate collars, customer caps, floors, futures, options, swap options, forward rate agreements and currency swaps.  The other category also includes $1,457 million of transactions accounted for as anticipatory hedges.  The maturity information for these transactions is based on expected, rather than contractual, terms.  All other maturity information reflects contractual terms using interest rates unchanged from those in effect at September 30, 1994.


                     BANC ONE CORPORATION AND SUBSIDIARIES
                                    PART II
                               OTHER INFORMATION


Item 1- During the third quarter of 1994, BANC ONE settled two unrelated legal matters that were previously reported contingencies as of December 31, 1993. In October 1993, the Federal District Court for the Southern District of New York entered a judgment for approximately $27 million against BANC ONE, Arizona, N.A. (formerly Valley National Bank) based upon alleged violations by Valley National Bank of the Employee Retirement Income Security Act of 1974. BANC ONE was aware of this case prior to the acquisition of Valley National Bank. In November 1993, the Probate Court of Dallas County, Texas entered a judgment of approximately $26 million against Bank One, Texas, N.A. based on alleged breach of fiduciary duties associated with the handling of a personal trust. These settlements did not have a material adverse effect on BANC ONE's consolidated earnings or financial position.

Item 2-Inapplicable

Item 3-Inapplicable

Item 4-Inapplicable

Item 5-Inapplicable

Item 6-EXHIBITS AND REPORTS ON FORM 8-K

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


                                               BANC ONE CORPORATION


_____________________                _________________________________________
        Date
                                                   William C. Leiter
                                                     Controller and
                                                Chief Accounting Officer

                               INDEX TO EXHIBITS

  Exhibit Number
  --------------
        11       Statement Regarding Computation of Earnings per Common Share

        12       Statement Regarding Computation of Ratio of Earnings to Fixed
                 Charges

        27       Financial Data Schedules