Form 10-K
BANC ONE CORP /OH/
filed 1995-03-29
CIK 36090

                                  Form 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

      /X/          ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1994
                                      OR
      / /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-8552

                             BANC ONE CORPORATION

            (Exact name of registrant as specified in its charter)

                  Ohio                                 31-0738296
       (State or other jurisdiction of (I.R.S. Employer Identification Number) incorporation or organization)

   100 East Broad Street, Columbus, Ohio                               43271
  (Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code                (614) 248-5944

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

                Series C Convertible Preferred Stock with no par value
                                (Title of Class)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

As of February 28, 1995 the aggregate market value of the common voting stock held by non-affiliates of the Registrant calculated by reference to the quoted price of BANC ONE Common Stock as reported on the New York Stock Exchange was $11,518,331,321. As of February 28, 1995 there were outstanding 393,789,105 shares of BANC ONE CORPORATION Common Stock, no par value, which stock is the only class of Registrant's common stock. As of February 24, 1995 there were 82,256 common stockholders of record.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1994 Annual Report to Shareholders are incorporated by reference. Portions of the Definitive Proxy Statement for the BANC ONE CORPORATION Annual Meeting to be held April 18, 1995 are incorporated by reference into Part III.

                              BANC ONE CORPORATION
                          1994 FORM 10-K ANNUAL REPORT

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


                                                       PART IV
                                                       -------

Item 14   Exhibits, Financial Statement Schedules and Reports on Form 8-K - Index
            to Financial Statements and Schedules . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   7


                                     PART I


ITEM 1        BUSINESS

BANC ONE CORPORATION ("Registrant" or "BANC ONE") became an Ohio chartered bank holding company in 1989 and was a Delaware chartered holding company from 1968 to 1989. For a description of the Business of BANC ONE refer to the following sections of the 1994 Annual Report to Shareholders, which are expressly incorporated herein by reference:
1.  "Corporate Profile" on the inside front cover.
2.  "Market Presence by State" and "Other Affiliates" on page 76.
3.  Note 2, "Affiliations,  Pending Affiliations, and Divestitures," on page 29


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


EMPLOYEES

As of December 31, 1994 BANC ONE and its consolidated subsidiaries had approximately 48,800 full-time equivalent employees.


ITEM 2        PROPERTIES

BANC ONE leases its principal offices in Columbus, Ohio under several long-term leases expiring at dates ranging from 1995 through 2022. As of December 31, 1994 BANC ONE's affiliate banks had 1,418 banking offices located in Arizona, Colorado, Illinois, Indiana, Kentucky, Michigan, Ohio, Oklahoma, Texas, Utah, West Virginia and Wisconsin. BANC ONE and its subsidiaries own or lease various office space, computer centers and warehouses. For additional information see the following portions of the 1994 Annual Report to Shareholders, which are expressly incorporated herein by reference:
1.  Note 15, "Leases" on page 42
2.  Note 7, "Bank Premises and Equipment," on page 36

ITEM 3        LEGAL PROCEEDINGS

In 1992, Bank One, Columbus, N.A. ("Columbus") was named a defendent in a purported class action lawsuit in Pennsylvania challenging whether Columbus can impose various types of fees, allowed by the state of Ohio, on cardholders residing in Pennsylvania (the "Suit"). The Suit seeks unquantified compensatory and triple damages and other equitable relief. The Suit is one of many similar class action lawsuits brought against credit card issuing banks throughout the United States. The dismissal of the Suit by the Court of Common Pleas of Philadelphia County, Pennsylvania, which had been upheld by a panel of the Pennsylvania Superior Court, was reversed by the entire Pennsylvania Superior Court in December 1994. Columbus has appealed the decision to the Pennsylvania Supreme Court. Legal counsel believes that the decision of the Pennsylvania Superior Court is contrary to the decisions of most state and federal courts outside Pennsylvania that have considered the issue, which have held that national banks may use the rates and fees of the bank's home state in contracts with cardholders from other states. Even if the Suit were ultimately decided adversely to Columbus, management believes that such determination would not be material to BANC ONE's consolidated financial position, liquidity or results of operations. There can be no assurance that bank affiliates of BANC ONE will not be named as defendents in future similar lawsuits.

Except as stated above, neither BANC ONE nor any of its subsidiaries is involved in any material pending legal proceedings other than ordinary routine litigation incident to the business. Similarly, no property owned by any said entities is the subject of any material pending legal proceedings other than ordinary routine litigation incident to the business.


ITEM 4        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter 1994 no matters were submitted to a vote by security holders.

                                    PART II

ITEM 5        MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
              MATTERS

See "Financial Highlights" and "Stock Listing" on page 21, "Consolidated Quarterly Financial Data" on pages 58 and 59, Notes 10, 11, 12 and 18 on pages 38, 39 and 46, "Five Year Performance Summary" on page 51 and "Ten Year Performance Summary" on pages 52 and 53 of the 1994 Annual Report to Shareholders, which are expressly incorporated herein by reference.


ITEM 6        SELECTED FINANCIAL DATA

See "Five Year Performance Summary" and "Ten Year Performance Summary" on pages 51 through 53 and Note 2 of "Notes to Financial Statements" on page 29 of the 1994 Annual Report to Shareholders, which are expressly incorporated herein by reference.


ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

See "Management's Discussion and Analysis" on pages 61 through 75, "Five Year Summary-Average Balances, Income and Expense, Yields and Rates" on pages 54 and 55, "Rate-Volume Analysis" on page 60, "Reserve for Loan and Lease Losses" on page 56, "Loan and Lease Analysis" on page 57 and "Consolidated Quarterly Financial Data" on pages 58 and 59 of the 1994 Annual Report to Shareholders, which are expressly incorporated herein by reference.


ITEM 8        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See "Consolidated Financial Statements" on pages 22 through 50, "Consolidated Quarterly Financial Data" on pages 58 and 60 of the 1994 Annual Report to Shareholders, which are expressly incorporated herein by reference.


ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Registrant has had no disagreement on accounting and financial disclosure matters and has not changed accountants during the two year period ending December 31, 1994.

                                    PART III

ITEM 10       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Directors and executive officers of the Registrant include those persons enumerated under "Election of Directors" in the Definitive Proxy Statement for the BANC ONE Annual Meeting to be held April 18, 1995, those portions of which are expressly incorporated herein by reference.

Executive officers as of March 1, 1995 are set forth below. Unless otherwise designated, they are officers of BANC ONE CORPORATION. Others hold the positions indicated in wholly owned subsidiaries. All of these executive officers, with the exception of messengers Chancey, Neubert and Steinhart, have been employed by BANC ONE in various capacities during the past 5 years.

                                                                                     Year Joined
Name                      Age     Title                                              Banc One
------------------------------------------------------------------------------------------------
Joseph D. Barnette, Jr.   55      Chairman/CEO--Banc One Indiana Corporation         1982
Steven A. Bennett         43      Senior Vice President                              1989
William P. Boardman       53      Senior Executive Vice President                    1984
Malcolm B. Chancey, Jr.   63      Chairman/CEO--Banc One Kentucky Corporation        1994
Frederick L. Cullen       47      Chief Financial Officer                            1981
Roman J. Gerber           62      Executive Vice President                           1966
Richard D. Headley        46      Chairman/CEO--Banc One Services Corporation        1975
Thomas E. Hoaglin         45      Chairman/CEO--Banc One Ohio Corporation            1973
Craig J. Kelly            48      Senior Vice President                              1987
James C. LaVelle          55      Senior Vice President and Senior Credit Officer    1978
Richard J. Lehmann        50      Chairman/CEO--Banc One Arizona Corporation         1993
William C. Leiter         55      Senior Vice President and Controller               1981
Richard D. Lodge          47      Senior Vice President                              1973
John B. McCoy             51      Chairman/CEO                                       1967
Donald L. McWhorter       59      President/COO                                      1983
George R. L. Meiling      52      Treasurer                                          1977
Jeffrey P. Neubert        52      Executive Vice President                           1991
Ronald G. Steinhart       54      Chairman/CEO--Bank One, Texas, N.A.                1992
Charles W. Sulerzyski     37      President/CEO--Banc One Individual Investor
                                            Services Corporation                     1987

Mr. Chancey has served as Chairman and Chief Executive Officer of Banc One Kentucky Corporation since August 1994. From January 1993 until the acquisition of Liberty National Bancorp. Inc. by BANC ONE in August 1995, Mr. Chancey served as Chairman, President and Chief Executive Officer of Liberty National Bancorp. Inc. and as Chairman and Chief Executive Officer of Liberty National Bank and Trust Company of Kentucky. From February 1990 to December 1992, Mr. Chancey served as President of Liberty National Bancorp. Inc. and Liberty National Bank and Trust Company of Kentucky.

Mr. Neubert has served as Executive Vice President of BANC ONE since 1991. From 1974 to 1991, Mr. Neubert served in various positions with Citicorp.

Mr. Steinhart has served as Chairman and Chief Executive Officer of Bank One, Texas, N.A. since January 1995. From December 1992 to January 1995, Mr. Steinhart served as President and Chief Operating Officer of Bank One, Texas, N.A. From February 1988 until the acquisition of Team Bancshares, Inc. by BANC ONE in November 1992, Mr. Steinhart served as Chairman and Chief Executive Officer of Team Bancshares, Inc., a bank holding company.

All market transactions in BANC ONE's securities by its Directors and Executive Officers during 1994 were reported promptly and correctly under the Securities and Exchange Commission's rules relating to the reporting of securities transactions by directors and officers, with the exception of the reports noted in "Certain Reports" in the Definitive Proxy Statement for the BANC ONE
Annual Meeting to be held April 18, 1995, these portions of which are expressly incorporated herein by presence.

ITEM 11       EXECUTIVE COMPENSATION

See "Election of Directors", "Directors Fees and Compensation" and the following sections of "Executive Compensation" (Summary Annual Compensation, 1989 Stock Incentive Plan, Savings Plan and Retirement Benefits on pages 9-13 and 14-16) in the Definitive Proxy Statement for the BANC ONE Annual Meeting to be held April 18, 1995, those portions of which are expressly incorporated herein by reference.

ITEM 12       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information concerning the beneficial ownership of BANC ONE Common Stock as of January 1, 1995 by each person who is known by the Registrant to own beneficially more than 5% of BANC ONE Common Stock is set forth in the first paragraph under "Ownership of Shares" in the Definitive Proxy Statement for the BANC ONE Annual Meeting to be held on April 18, 1995, those portions of which are expressly incorporated by reference herein. Information concerning the beneficial ownership of BANC ONE Common Stock as of January 1, 1995 by each current director (other than Messrs. McPherson and Ventres) and each nominee for director is set forth under "Election of Directors" in the Definitive Proxy Statement for the BANC ONE Annual Meeting to be held on April 18, 1995, those portions of which are expressly incorporated by reference herein.

        Set forth below is information concerning the number of shares of BANC ONE Common Stock(1) owned beneficially by (i) all BANC ONE directors and executive officers (31 individuals) as a group as of January 1, 1995, (ii) by the executive officers of BANC ONE named in the Summary Compensation Table, except with repect to Messrs. John B. McCoy and Lehmann whose share ownership is reported in the information on nominees for election as directors under "Election of Directors" in the Definitive Proxy Statement for the BANC ONE Annual Meeting to be held April 18, 1995, those portions of which are expressly incorporated herein by reference, and (iii) by those incumbent directors of BANC ONE (Messrs. McPherson and Ventres) who are not standing for re-election.

                                                                                AMOUNT AND NATURE OF    PERCENT OF
NAME OF BENEFICIAL OWNER                                                        BENEFICIAL OWNERSHIP      CLASS
------------------------                                                        --------------------    ----------
All Directors and Executive Officers as a group (31 individuals)............... 3,035,972(2)              (3)
Donald I. McWhorter............................................................   301,259(4)              (3)
Thomas E. Hoaglin..............................................................    92,827(5)              (3)
Joseph D. Barnette, Jr.........................................................   251,115(6)              (3)
Rene C. McPherson..............................................................    19,804(7)              (3)
Romeo J. Ventres...............................................................    32,123(7)              (3)

_______________
(1)     No shares of BANC ONE Preferred Stock are beneficially owned by any BANC ONE director or executive officer, except for the 600 shares of BANC ONE Preferred Stock owned by one executive officer and constituting less than 1% of all the outstanding shares of BANC ONE Preferred Stock.
(2)     Includes options, which were, or within 60 days became, exercisable to purchase 401,250 shares of
        BANC ONE Common Stock, but does not include options to purchase 1,188,162 shares of BANC ONE
        Common Stock which options are not presently exercisable.  Includes 552,869 shares of BANC ONE
        Common Stock awarded as resticted stock which may be voted by the recipients.
(3)     Directors and executive officers of BANC ONE, individually and in the aggregate, beneficially own less than 1% of the outstanding shares of BANC ONE Common Stock.
(4)     Excludes options on 198,439 shares which were not exercisable on or within 60 days of January 1, 1995.
        Includes restricted stock awards for 78,989 shares of BANC ONE Common Stock which may be voted by Mr. McWhorter.
(5)     Excludes options on 73,101 shares which were not exercisable on or within 60 days of January 1, 1995.
        Includes restricted stock awards for 35,247 shares which may be voted by Mr. Hoaglin and exercisable options on 7,487 shares of BANC ONE Common Stock.
(6)     Exludes options on 72,069 shares which were not exercisable on or within 60 days of January 1, 1995.
        Includes restricted stock awards for 28,098 shares which may be voted by Mr. Barnette and exercisable options on 16,804 shares of BANC ONE Common Stock.
(7)     Share amounts shown exclude unexercisable options on 1,000 shares of BANC ONE Common Stock granted in 1994 to each of Messrs. McPherson and Ventres as Director Stock Options pursuant to the 1989 Stock
        Incentive Plan.  Shares amounts shown include exercisable options on 4,263 shares and 10,768 shares of BANC ONE Common Stock granted to Messrs. McPherson and Ventres, respectively, as Director Stock
        Options pursuant to the 1989 Stock Incentive Plan.

ITEM 13       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See "Compensation Committee Interlocks and Insider Participation" and "Transactions with Management and Others" in the Definitive Proxy Statement for the BANC ONE Annual Meeting to be held April 18, 1995, those portions of which are expressly incorporated herein by reference.

                                    PART IV


ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K INDEX TO FINANCIAL STATEMENTS AND SCHEDULES



                    BANC ONE CORPORATION and Subsidiaries


                                                                                        Annual Report
Data incorporated by reference from the                                                to Shareholders
  1994 Annual Report to Shareholders:                                                        Page
                                                                                       ---------------
   Financial Highlights and Corporate Profile                                        Inside Front Cover

   Report of Independent Accountants                                                         21

   Consolidated Balance Sheet, December 31, 1994 and 1993                                    22

   Consolidated Statement of Income for the years ended
       December 31, 1994, 1993 and 1992                                                      23

   Consolidated Statement of Changes in Stockholders' Equity
       for the years ended December 31, 1994, 1993 and 1992                                  24

   Consolidated Statement of Cash Flows for the years ended
       December 31, 1994, 1993 and 1992                                                      25

   Notes to Consolidated Financial Statements                                             26 - 50

   Additional financial information                                                       51 - 60

   Management's Discussion and Analysis                                                   61 - 75

   Market Presence by State and Other Affiliates                                             76



No schedules are included because they are not required, not applicable, or the required information is contained elsewhere.

Report on Form 8K filed November 21, 1994 announcing $235 million in after tax charges against earnings to cover the cost of virtually eliminating sensitivity to rising short-term interest rates and of accelerating on going programs to reduce costs and increase efficiency in both banking and non-banking operations.

                               INDEX TO EXHIBITS

  Exhibit Number
  --------------
       3.1       Amended Articles of Incorporation of BANC ONE CORPORATION
                 (incorporated by reference from exhibit 3.1 of the Registrant's
                 Form 10-K for the year ended December 31, 1991).

       3.2 Code of Regulations of BANC ONE CORPORATION (incorporated by reference from Exhibit 3.2 of the Registrant's Form 10-K for the year ended December 31, 1991).

       10       Material Contracts
                a.  1994 Key Management Incentive Compensation Plan.
                b.  BANC ONE CORPORATION Dividend Equivalent Unit Plan.
                c.  BANC ONE CORPORATION Executive Management Incentive
                    Compensation Plan.
                d.  BANC ONE CORPORATION's Incentive Compensation Deferral
                    Plan.
                e.  BANC ONE Executive Life Insurance Plan.
                f.  Liberty National Bank and Trust Company Excess Benefit
                    Plan.
              f-1.      Amendment #1 to the Liberty National Bank and Trust
                        Company Excess Benefit Plan.
              f-2.      Amendment #2 to the Liberty National Bank and Trust
                        Company Excess Benefit Plan.
                g.  Liberty National Bancorp, Inc. Amended and Restated
                    Management Incentive Compensation Plan.
              g-1.      Amendment #1 to the Liberty National Bancorp Inc.
                        Amended and Restated Management Incentive Compensation
                        Plan.
                h.  Liberty National Bancorp, Inc. 1986 Stock Option Plan.
              h-1.      Amendment to the 1986 Stock Option Plan.
                i.  Liberty National Bank and Trust Co. Compensation Deferral
                    Plan.
                j.  Liberty National Bancorp. Inc. Officer Compensation
                    Continuation Agreement.
                k.  Deferred Compensation Plan for Directors of BANC ONE
                    CORPORATION and BANC ONE Affiliates.  (incorporated by
                    reference from Exhibit 10 of the Registrant's Form 10-K for the year ended December 31, 1993.)
                l.  BANC ONE CORPORATION 1989 Stock Incentive Plan
                    1.  Agreement for Restricted Stock
                        Award under the BANC ONE CORPORATION 1989 Stock
                        Incentive Plan (incorporated by reference from exhibit
                        10 of the Registrant's Form 10-K for the year ended
                        December 31, 1993.)
                    2.  Stock Option Agreement for Non-Qualified Stock Options
                        under the BANC ONE CORPORATION 1989 Stock
                        Incentive Plan (incorporated by reference from exhibit
                        10 of the Registrant's Form 10-K for the year ended
                        December 31, 1993.)
                    3.  Stock Option agreement for Incentive Stock Options
                        under the BANC ONE CORPORATION 1989 Stock
                        Incentive Plan (incorporated by reference from exhibit
                        10 of the Registrant's Form 10-K for the year ended
                        December 31, 1993.)
                m.  BANC ONE CORPORATION's Incentive Compensation Deferral Plan
                    (incorporated by reference from Exhibit 10 of the Form
                    10-K for the year ended December 31, 1993.)
                n.  BANC ONE Supplemental Executive Security Savings Plan
                    (incorporated by reference from Exhibit 10 of the Registrant's
                    Form 10-K for the year ended December 31, 1993.)
                o.  BANC ONE CORPORATION Supplemental Employees Retirement
                    Plan, As Amended and Restated Effective January 1, 1993
                    (incorporated by reference from Exhibit 10 of the Registrant's
                    Form 10-K for the year ended December 31, 1993.)
                p.  The Valley National Bank of Arizona Supplemental Excess
                    Benefit Retirement Plan (incorporated by reference from
                    exhibit 10 of the Registrant's Form 10-K for the year ended
                    December 31, 1993.)
                q.  American Fletcher Corporation Deferred Compensation Plan
                    (incorporated by reference from Exhibit 10 of the Form
                    10-K for the year ended December 31, 1993.)
                r.  Valley National Corporation 401(+)TM Executive Deferred
                    Compensation Plan (incorporated by reference from exhibit
                    10 of the Registrant's Form 10-K for the year ended
                    December 31, 1993.)

       11       Statement regarding computation of earnings per common share.

       12 Statement regarding computation of ratio of earnings to fixed charges.

       13a Portions of BANC ONE's Annual Report to Shareholders for the calendar year ended December 31, 1994.

       13b      Table 9 and Subsequent events.

       21       Subsidiaries of Registrant.

       23       Consent of Independent Accountants.

       27       Financial Data Schedules.


There are no agreements with respect to long-term debt of the Registrant to authorize securities in an amount which exceeds 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis. The Registrant agrees to furnish a copy of any agreement with respect to long-term debt of the Registrant to the Securities and Exchange Commission upon request.