Form 10-K/A
period 1994-12-31
BANC ONE CORP /OH/
filed 1995-04-04
CIK 36090

                                 Form 10-K/A
                               AMENDMENT NO. 1
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

THIS FORM 10-K/A IS BEING FILED BY THE REGISTRANT SOLELY TO FILE THE FOLLOWING 2 SIGNATURE PAGES TO THE REGISTRANT'S FORM 10-K WHICH WAS FILED WITH THE COMMISSION ON MARCH 29, 1995.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


        BANC ONE CORPORATION

By:  /s/ John B. McCoy                  March 29, 1995
     -------------------------------    --------------
         John B. McCoy                       Date
          its Chairman

By:  /s/ Frederick L. Cullen            March 29, 1995
     -------------------------------    --------------
         Frederick L. Cullen                 Date
      its Chief Financial Officer


By:  /s/ William C. Leiter              March 29, 1995
     -------------------------------    --------------
         William C. Leiter                    Date
           its Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By: /s/ Charles E. Exley, Jr.                      March 29, 1995
    ---------------------------------------     -------------------------
    Charles E. Exley, Jr., Director                      Date

By: /s/ E. Gordon Gee                              March 29, 1995
    ---------------------------------------     -------------------------
    E. Gordon Gee, Director                              Date

By:
    ---------------------------------------     -------------------------
    John R. Hall, Director                               Date

By: /s/ Laban P. Jackson, Jr.                      March 29, 1995
    ---------------------------------------     -------------------------
    Laban P. Jackson, Jr., Director                      Date

By: /s/ John B. McCoy                              March 29, 1995
    ---------------------------------------     -------------------------
    John B. McCoy, Director                              Date

By: /s/ John G. McCoy                              March 29, 1995
    ---------------------------------------     -------------------------
    John G. McCoy, Director                              Date

By: /s/ Rene C. McPherson                          March 29, 1995
    ---------------------------------------     -------------------------
    Rene C. McPherson, Director                          Date

By: /s/ Donald L. McWhorter                        March 29, 1995
    ---------------------------------------     -------------------------
    Donald L. McWhorter, Director                        Date

By: /s/ Richard L. Scott                           March 29, 1995
    ---------------------------------------     -------------------------
    Richard L. Scott, Director                           Date

By: /s/ Thekla R. Shackelford                      March 29, 1995
    ---------------------------------------     -------------------------
    Thekla R. Shackelford, Director                      Date

By: /s/ Alex Shumate                               March 29, 1995
    ---------------------------------------     -------------------------
    Alex Shumate, Director                               Date

By: /s/ Frederick P. Stratton, Jr.                 March 29, 1995
    ---------------------------------------     -------------------------
    Frederick P. Stratton, Jr., Director                 Date

By: /s/ Romeo J. Ventres                           March 29, 1995
    ---------------------------------------     -------------------------
    Romeo J. Ventres, Director                           Date

By:
    ---------------------------------------     -------------------------
    Robert D. Walter, Director                           Date

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


        BANC ONE CORPORATION


By:  /s/ William C. Leiter              April 4, 1995
     -------------------------------    --------------
         William C. Leiter                   Date
            its Controller