Form 10-Q
period 1995-03-31
BANC ONE CORP /OH/
filed 1995-05-15
CIK 36090

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For The Quarterly Period Ended March 31, 1995.

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                         Commission File Number 1-8552

                              BANC ONE CORPORATION
             (Exact name of registrant as specified in its charter)

                    OHIO                                          31-0738296
      (State or other jurisdiction of                     (IRS Employer I.D. Number)
       incorporation or organization)

                100 EAST BROAD STREET, COLUMBUS, OHIO 43271-0251
              (Address of principal executive offices) (Zip Code)

                                 (614) 248-5944
              (Registrant's telephone number, including area code)

                                      N/A
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes /X/   No / /

The number of shares outstanding of the registrant's common stock, no par value, $5 stated value, was 394,564,400 at April 28, 1995.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                   FORM 10-Q

                               TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION

                                                                                        PAGE
                                                                                        ----
Item 1. Financial Statements
  Consolidated Balance Sheet..........................................................    3
  Consolidated Statement of Income....................................................    4
  Consolidated Statement of Cash Flows................................................    5
  Supplemental Disclosure for Statement of Cash Flows.................................    6
  Consolidated Statement of Changes in Stockholders' Equity...........................    7
  Notes to the Financial Statements...................................................    8

Item 2. Management's Discussion and Analysis
  Highlights..........................................................................   10
     Consolidated Quarterly Financial Data............................................   11
  Results of Operations...............................................................   13
     Net Interest Income/Net Interest Margin..........................................   13
     Average Balances, Income and Expense, Yields and Rates...........................   14
     Non-Interest Income..............................................................   16
     Non-Interest Expense.............................................................   17
     Income Taxes.....................................................................   17
  Balance Sheet Analysis..............................................................   18
     Securities.......................................................................   18
     Loans and Leases.................................................................   18
     Other Assets.....................................................................   20
     Deposits.........................................................................   20
     Other Liabilities................................................................   20
     Liquidity and Capital............................................................   21
     Asset Liability Management.......................................................   21

PART II -- OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K............................................   23
  SIGNATURE...........................................................................   24

                     BANC ONE CORPORATION AND SUBSIDIARIES

                                     PART I

                             FINANCIAL INFORMATION


                     BANC ONE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                                    MARCH 31,    DECEMBER 31,    MARCH 31,
$(THOUSANDS, EXCEPT SHARE AMOUNTS) (UNAUDITED)                        1995           1994          1994
- -----------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks..........................................  $ 4,730,810   $  5,073,417   $ 4,794,917
Short-term investments...........................................    1,102,748      3,539,596     1,010,002
SECURITIES:
  Securities held to maturity....................................    4,857,981      4,834,384     5,871,144
  Securities available for sale (cost $11,006,000 at March 31,
     1995).......................................................   10,915,170     10,318,030    15,072,522
                                                                   -----------   ------------   -----------
          Total securities (fair value approximates $15,801,000
             at March 31, 1995)..................................   15,773,151     15,152,414    20,943,666
Loans and leases.................................................   62,495,481     61,992,912    58,631,756
  Reserve for loan and lease losses..............................      885,292        897,180       970,910
                                                                   -----------   ------------   -----------
          Net loans and leases...................................   61,610,189     61,095,732    57,660,846
OTHER ASSETS:
  Bank premises and equipment, net...............................    1,501,926      1,517,647     1,479,082
  Interest earned, not collected.................................      563,543        566,840       681,471
  Other real estate owned........................................       82,080         84,355       134,849
  Excess of cost over net assets of affiliates purchased.........      258,732        262,895       261,253
  Other..........................................................    2,207,279      1,629,690     1,487,309
                                                                   -----------   ------------   -----------
          Total other assets.....................................    4,613,560      4,061,427     4,043,964
                                                                   -----------   ------------   -----------
          Total assets...........................................  $87,830,458   $ 88,922,586   $88,453,395
                                                                   ===========   ============   ===========
LIABILITIES
DEPOSITS:
  Non-interest bearing...........................................  $13,204,733   $ 14,405,707   $13,968,731
  Interest bearing...............................................   52,203,157     53,684,347    50,218,371
                                                                   -----------   ------------   -----------
          Total deposits.........................................   65,407,890     68,090,054    64,187,102
Federal funds purchased and repurchase agreements................    6,685,235      5,186,527     9,271,427
Other short-term borrowings......................................    3,234,449      4,435,242     4,161,595
Long-term borrowings.............................................    2,125,949      1,866,448     1,844,334
Accrued interest payable.........................................      329,011        351,293       226,745
Other liabilities................................................    2,352,459      1,428,162     1,148,819
                                                                   -----------   ------------   -----------
          Total liabilities......................................   80,134,993     81,357,726    80,840,022
                                                                   -----------   ------------   -----------
STOCKHOLDERS' EQUITY
Preferred stock, 35,000,000 shares authorized:
  Series C convertible, no par value 4,997,999, 4,997,999 and
     4,998,000 shares issued and outstanding, respectively.......      249,900        249,900       249,900
Common stock, no par value, $5 stated value, 600,000,000 shares authorized, 410,009,224, 408,985,564 and 406,592,623 shares
  issued, respectively...........................................    2,050,046      2,044,928     2,032,963
Capital in excess of aggregate stated value of common stock......    3,810,815      3,796,746     3,765,148
Retained earnings................................................    2,082,213      1,921,256     1,618,463
Net unrealized holding losses on securities available for sale,
  net of tax.....................................................      (56,503)      (111,517)      (44,748)
Treasury stock (15,630,500, 11,999,500, and 250,000 shares,
  respectively), at cost.........................................     (441,006)      (336,453)       (8,353)
                                                                   -----------   ------------   -----------
          Total stockholders' equity.............................    7,695,465      7,564,860     7,613,373
                                                                   -----------   ------------   -----------
          Total liabilities and stockholders' equity.............  $87,830,458   $ 88,922,586   $88,453,395
                                                                   ===========   ============   ===========

    The accompanying notes are an integral part of the financial statements.


                     BANC ONE CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME
                      FOR THE THREE MONTHS ENDED MARCH 31

$(THOUSANDS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)                     1995             1994
- -----------------------------------------------------------------------------------------------
INTEREST INCOME:
  Interest and fees on loans and leases...........................  $1,448,967       $1,315,664
  Interest and dividends on:
     Taxable securities...........................................     208,167          196,343
     Tax exempt securities........................................      31,614           34,598
  Other interest income...........................................      28,557            8,447
                                                                    ----------       ----------
          Total interest income...................................   1,717,305        1,555,052
INTEREST EXPENSE:
  Interest on deposits:
     Demand and savings deposits..................................     218,852          159,112
     Time deposits................................................     331,078          197,122
  Interest on borrowings..........................................     163,776           96,109
                                                                    ----------       ----------
          Total interest expense..................................     713,706          452,343
                                                                    ----------       ----------
          Net interest income.....................................   1,003,599        1,102,709
Provision for loan and lease losses...............................      66,517           80,172
                                                                    ----------       ----------
          Net interest income after provision for loan and lease
             losses...............................................     937,082        1,022,537
NON-INTEREST INCOME:
  Income from fiduciary activities................................      58,582           59,013
  Service charges on deposit accounts.............................     127,111          114,074
  Loan processing and servicing income............................     118,432           88,393
  Securities gains................................................       9,786            3,453
  Other...........................................................     148,269          106,727
                                                                    ----------       ----------
          Total non-interest income...............................     462,180          371,660
NON-INTEREST EXPENSE:
  Salaries and related costs......................................     442,950          441,987
  Net occupancy expense, exclusive of depreciation................      44,013           41,411
  Equipment expense...............................................      26,907           29,428
  Taxes other than income and payroll.............................      21,972            2,358
  Depreciation and amortization...................................      74,730           67,981
  Outside services and processing.................................     110,894          108,037
  Marketing and development.......................................      36,844           37,490
  Communication and transportation................................      66,063           58,472
  Other...........................................................     103,661           98,524
                                                                    ----------       ----------
          Total non-interest expense..............................     928,034          885,688
                                                                    ----------       ----------
Income before income taxes........................................     471,228          508,509
INCOME TAX PROVISION:
  Income excluding securities transactions........................     165,016          180,350
  Securities transactions.........................................       3,694            1,209
                                                                    ----------       ----------
          Provision for income taxes..............................     168,710          181,559
                                                                    ----------       ----------
Net income........................................................  $  302,518       $  326,950
                                                                    ==========       ==========
Net income per common share.......................................  $      .75       $      .79
                                                                    ==========       ==========
Weighted average common shares outstanding (000)..................     396,266          407,390
                                                                    ==========       ==========

    The accompanying notes are an integral part of the financial statements.


                     BANC ONE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31

                     $(THOUSANDS) (UNAUDITED)                          1995            1994
- -----------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net Income........................................................  $   302,518     $   326,950
  ADJUSTMENTS:
     Provision for loan and lease losses..........................       66,517          80,172
     Depreciation and amortization................................       74,730          67,981
     Amortization and accretion...................................      (32,165)         28,479
     Net decrease in trading account..............................       41,865          27,978
     Net decrease in mortgage loans held for sale.................       80,667         427,613
     Net change in deferred loan fees and costs...................       (1,178)         (5,172)
     Securities gains.............................................       (9,786)         (3,453)
     Gain on the sale of banks....................................      (47,247)
     Loss on consumer loan mark to market.........................       51,586
     Gain on sale of loans and other assets.......................       (8,330)         (7,206)
     Net increase in other assets.................................      (60,556)        (75,693)
     Net increase in other liabilities............................      249,855         109,762
     Net change in deferred income taxes..........................       42,638          58,344
                                                                    -----------     -----------
          Net cash provided by operating activities...............      751,114       1,035,755
                                                                    -----------     -----------
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
  Purchases of securities available for sale......................   (3,395,234)     (6,688,049)
  Purchases of securities held to maturity........................     (381,118)       (300,487)
  Maturities of securities available for sale.....................    2,417,777         655,857
  Maturities of securities held to maturity.......................      347,295         914,554
  Proceeds from the sales of securities available for sale........      543,349       2,430,097
  Net increase in loans, excluding sales and purchases............   (1,135,462)     (1,427,710)
  Proceeds from the sales of loans and other assets...............      172,631          48,239
  Purchases of loans and related premiums.........................     (244,799)       (206,753)
  Net decrease in short-term investments..........................    2,495,368          47,272
  Additions to bank premises and equipment........................      (66,213)        (77,212)
  Net proceeds from the sale of banks.............................       95,698
  Net cash acquired in acquisitions...............................       42,413
  All other investing activities -- net...........................      (35,448)         (3,649)
                                                                    -----------     -----------
          Net cash (used in) provided by investing activities.....      856,257      (4,607,841)
                                                                    -----------     -----------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Net decrease in demand deposit, money market and savings
     accounts.....................................................   (1,481,433)        (31,236)
  Net decrease in time deposits...................................     (669,241)       (698,178)
  Net increase in short-term borrowings...........................      295,421       4,255,432
  Proceeds from issuance of long-term borrowings..................      320,110          50,131
  Repayment of long-term borrowings...............................      (60,336)        (11,072)
  Cash dividends paid.............................................     (262,371)       (233,627)
  Purchase of treasury stock......................................     (104,553)         (8,353)
  Other, net decrease.............................................       12,425          34,017
                                                                    -----------     -----------
          Net cash provided by (used in) financing activities.....   (1,949,978)      3,357,114
                                                                    -----------     -----------
Decrease in cash and cash equivalents.............................     (342,607)       (214,972)
Cash and cash equivalents at January 1............................    5,073,417       5,009,889
                                                                    -----------     -----------
Cash and cash equivalents at March 31.............................  $ 4,730,810     $ 4,794,917
                                                                     ==========      ==========

    The accompanying notes are an integral part of the financial statements.


                     BANC ONE CORPORATION AND SUBSIDIARIES

              SUPPLEMENTAL DISCLOSURES FOR STATEMENT OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31

$(THOUSANDS) (UNAUDITED)                                                   1995         1994
- ----------------------------------------------------------------------------------------------
Transfer from loans to other real estate owned.........................  $ 20,121     $ 17,647
                                                                         ========     ========
Net increase in trade date accounting entries for investment
  securities...........................................................  $ 88,766     $138,568
                                                                         ========     ========
Loans issued to facilitate the sale of OREO Properties.................  $  1,179     $  3,276
                                                                         ========     ========

Additional Disclosures:
Consolidated:
  Interest Paid........................................................  $732,736     $464,699
                                                                         ========     ========
  Income Taxes Paid....................................................  $  6,112     $ 20,876
                                                                         ========     ========

    The accompanying notes are an integral part of the financial statements.


                     BANC ONE CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      FOR THE THREE MONTHS ENDED MARCH 31

$(THOUSANDS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)                       1995           1994
- -----------------------------------------------------------------------------------------------
BALANCE, BEGINNING OF PERIOD........................................  $7,564,860     $7,433,170
Net income..........................................................     302,518        326,950
Exercise of stock options, net of shares purchased..................        (286)        (1,350)
Shares issued in acquisitions.......................................       3,647          5,794
Pooled affiliate stock issuance, sales of stock to employee benefit
  plans and other...................................................      12,711         29,653
Cash dividends:
  Corporation:
     Common ($.34 and $.31 per share)...............................    (134,073)      (118,350)
     Series C Preferred ($.88 per share)............................      (4,373)        (4,373)
  Pooled affiliates.................................................                     (5,020)
Change in unrealized fair value adjustment on securities available
  for sale, net of tax..............................................      55,014        (44,748)
Purchase of treasury stock..........................................    (104,553)        (8,353)
                                                                      ----------     ----------
BALANCE, MARCH 31...................................................  $7,695,465     $7,613,373
                                                                      ==========     ==========

    The accompanying notes are an integral part of the financial statements.

                     BANC ONE CORPORATION AND SUBSIDIARIES

                       NOTES TO THE FINANCIAL STATEMENTS

1. The accompanying financial statements are unaudited. However, in the opinion of management, they contain the adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position and the results of operations. The notes to the financial statements contained in the Annual Report for December 31, 1994 should be read in conjunction with these financial statements. "The Corporation" is defined as parent company only. "BANC ONE" is defined as the Corporation and all significant majority-owned subsidiaries. Certain prior period amounts have been reclassified to compare with current presentation.

2. The provision for income taxes is at a rate which management believes will approximate the effective rate for the year.

3. During the first quarter of 1995, the Corporation completed the sale of its four Michigan banks which had combined assets of $614 million as of December 31, 1994. The sale resulted in the recognition of a $47 million gain during the first quarter.

   On March 10, 1995, the Corporation acquired all of the outstanding shares of 1st*Bank of Coppell, Texas, in exchange for 500,000 shares of the Corporation's common stock. 1st*Bank had total assets of approximately $143 million at February 28, 1995.

4. In January 1994, the Board of Directors approved the purchase of up to 18 million shares of the Corporation's common stock for use in the acquisition of Premier Bancorp, Inc., in Baton Rouge, Louisiana. As of March 31, 1995, the Corporation had acquired and held 15.6 million of its shares for this purpose.

   The Corporation has an option to purchase Premier Bancorp between June 30, 1995 and March 31, 1997. Premier Bancorp had assets of approximately $5.4 billion at December 31, 1994.

5. Mortgage loans held for sale were $275 million, $356 million and $818 million at March 31, 1995, December 31, 1994 and March 31, 1994, respectively. Such loans are carried at the lower of cost or market determined on an aggregate basis, resulting in the recognition of a $103 thousand loss at March 31, 1995. Consumer loans of approximately $1.2 billion were held for sale at March 31, 1995. Consumer loans held for sale were adjusted to market on the lower of cost or market basis resulting in the recognition of a $52 million loss at March 31, 1995.

6. BANC ONE adopted Statements of Financial Accounting Standards No.'s 114 and 118 (SFAS 114), "Accounting by Creditors for Impairment of a Loan" and "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures" as of January 1, 1995. SFAS 114 requires that certain impaired loans be measured based either on the present value of expected future cash flows discounted at the loan's effective interest rate, or the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. The adoption of SFAS 114 did not result in additional provisions for loan losses primarily because the majority of impaired loan valuations continue to be based on the fair value of collateral.

   The provision for loan and lease losses charged to expense is based upon each affiliate's past loan and lease loss experience and an evaluation of potential losses in the current loan and lease portfolio, including the evaluation of impaired loans under SFAS 114. A loan is considered to be impaired when, based upon current information and events, it is probable that BANC ONE will be unable to collect all amounts due according to the contractual terms of the loan. Impairment is primarily measured based on the fair value of the loans' collateral. Impairment losses are included in the provision for loan and lease losses. SFAS 114 does not apply to large groups of smaller balance homogeneous loans that are collectively evaluated for impairment, except for those loans restructured under a troubled debt restructuring. Loans collectively evaluated for impairment include certain smaller balance commercial loans, consumer loans, residential real estate loans, and credit card loans, and are not included in the data that follows.

                     BANC ONE CORPORATION AND SUBSIDIARIES

   The following table summarizes impaired loan information.

                                                                         MARCH 31,
                               $(THOUSANDS)                                 1995
        -------------------------------------------------------------------------------
        Impaired loans.............................................       $219,001
        Impaired loans with related reserve for loan losses
          calculated under SFAS 114................................        177,745
        Impaired loans with no related reserve for loan losses
          calculated under SFAS 114................................         41,256

                                                                     THREE MONTHS ENDED
                                                                       MARCH 31, 1995
        -------------------------------------------------------------------------------
        Average impaired loans.....................................       $214,934
        Interest income recognized on impaired loans...............          1,563
        Cash basis interest income recognized on impaired loans....          1,115

   Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is fully assured, in which case interest is recognized on the cash basis. Interest may be recognized on the accrual basis for certain troubled debt restructurings which are included in the impaired loan data above.

   Commercial loans are placed on nonaccrual at the time the loan is 90 days delinquent unless the credit is well secured and in the process of collection. Commercial loans are charged off at the time the loan becomes 180 days delinquent unless the loan is well secured and in the process of collection, or other extenuating circumstances support collection. Residential real estate loans are typically placed on nonaccrual at the time the loan is 120 days delinquent. Credit card loans and other unsecured personal credit lines are typically charged off no later than 180 days delinquent. Other consumer loans are typically charged off at 120 days delinquent. In all cases, loans must be placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

   All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed to interest income. The interest on these loans is accounted for on the cash basis or cost recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are reasonably assured of repayment within a reasonable time frame and when the borrower has demonstrated payment performance of cash or cash equivalents for a minimum of six months.

   A loan is considered restructured when BANC ONE allows certain concessions to a financially troubled debtor that would not normally be considered.

7. In May 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 122, "Accounting for Mortgage Servicing Rights" (SFAS 122). SFAS 122 amends Statement of Financial Accounting Standard No. 65, "Accounting for Certain Mortgage Banking Activities," to require that mortgage banking enterprises recognize as separate assets rights to service mortgage loans for others, however those mortgage servicing rights are acquired. SFAS 122 also requires that mortgage banking enterprises assess capitalized mortgage servicing rights based on the fair value of those rights on a disaggregated basis. SFAS 122 applies to fiscal years beginning after December 15, 1995 however, earlier application is encouraged. BANC ONE has yet to determine whether to adopt SFAS 122 early; however, if adopted during 1995 the impact on BANC ONE's financial results is not expected to be material.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

     This discussion should be read in conjunction with the financial statements, notes and tables included elsewhere in this report and in the 1994 BANC ONE CORPORATION Annual Report on Form 10-K.

HIGHLIGHTS

- - Net income for the first quarter of 1995 was $303 million, or $.75 per share. Net income for the first quarter of 1994 was $327 million, or $.79 per share.

- - Taxable equivalent net interest income decreased to $1.03 billion in the first quarter 1995 from $1.12 billion in the first quarter of 1994. The net interest margin of 5.33% for the first quarter of 1995 decreased from 6.05% for the first quarter of 1994. Excluding the contribution from the seasonal refund tax anticipation loans, the net interest margin was 5.20% for the first quarter of 1995 as compared to 5.85% for the first quarter of 1994.

- - Off-balance sheet investment products reduced net interest income by $53 million for the quarter ended March 31, 1995. Off-balance sheet investment products increased net interest income by $100 million for the same period in 1994. Off-balance sheet investment products reduced net interest income by $40 million for the quarter ended December 31, 1994. The net unrealized loss on off-balance sheet investment products declined to $718 million at March 31, 1995 from $1.3 billion at December 31, 1994.

- - Return on average assets was 1.42% and the return on average common equity was 16.61% for the first quarter 1995. Return on average assets was 1.57% and the return on average common equity was 17.81% for the first quarter 1994.

- - BANC ONE maintained generally high credit quality during the first quarter of 1995. Non-performing assets were $450 million at March 31, 1995, a decrease of $151 million from a year ago.

- - BANC ONE recorded a gain of $47 million on the sale of its four Michigan banks which had combined assets of $614 million at December 31, 1994.

- - Based on the decision to sell $1.2 billion of low yielding consumer loans during the second quarter of 1995, BANC ONE recognized a mark to market loss of $52 million. A reduction of the loan loss reserve of $10 million was also recognized related to the sale of the loans. BANC ONE expects to benefit from the reinvestment of the loan sale proceeds in higher yielding assets.

                     BANC ONE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED QUARTERLY FINANCIAL DATA

                                                                QUARTERS
                                    -----------------------------------------------------------------
                                      1995                               1994
                                    ---------     ---------------------------------------------------
     $(MILLIONS) (UNAUDITED)          FIRST        FOURTH         THIRD        SECOND         FIRST
- -----------------------------------------------------------------------------------------------------
PERIOD END BALANCES
  Loans and leases (net of
     unearned income).............  $62,495.5     $61,992.9     $61,647.4     $60,512.5     $58,631.8
  Earning assets..................   78,486.1      79,787.7      78,752.8      80,334.2      79,614.5
  Total assets....................   87,830.5      88,922.6      88,163.7      89,812.7      88,453.4
  Total deposits..................   65,407.9      68,090.1      65,909.7      66,218.5      64,187.1
  Long-term borrowings............    2,125.9       1,866.4       1,837.1       1,844.4       1,844.3
  Reserve for loan and lease
     losses.......................      885.3         897.2         955.2         955.1         970.9
  Total stockholders' equity......    7,695.5       7,564.9       7,763.1       7,688.9       7,613.4
CONDENSED INCOME STATEMENT
  Net interest income(1)..........   1,028.00      1,022.32      1,052.28      1,077.52      1,124.70
  Provision for loan and lease
     losses.......................      66.52         35.62         75.94         50.54         80.17
                                    ---------     ---------     ---------     ---------     ---------
  Net funds function(1)...........     961.48        986.70        976.34      1,026.98      1,044.53
  NON-INTEREST INCOME
     Income from fiduciary
       activities.................      58.58         53.88         53.45         59.28         59.01
     Service charges on
       deposits...................     127.11        128.15        125.03        116.63        114.08
     Loan processing and servicing
       income.....................     118.43        121.01         93.06         90.96         88.39
     Securities transactions......       9.79       (254.27)       (12.98)         2.74          3.45
     Other non-interest income....     148.27        113.98        174.61        103.26        106.73
                                    ---------     ---------     ---------     ---------     ---------
          Total non-interest
            income................     462.18        162.75        433.17        372.87        371.66
  NON-INTEREST EXPENSE
     Salaries and related costs...     442.95        459.15        427.29        425.24        441.99
     Other non-interest expense...     485.08        582.39        530.87        457.35        443.70
                                    ---------     ---------     ---------     ---------     ---------
          Total non-interest
            expense...............     928.03      1,041.54        958.16        882.59        885.69
  Taxable equivalent adjustment...      24.40         21.04         22.33         22.81         21.99
                                    ---------     ---------     ---------     ---------     ---------
  Income before income taxes......     471.23         86.87        429.02        494.45        508.51
  Income tax provision............    (168.71)       (22.49)      (145.81)      (163.88)      (181.56)
                                    ---------     ---------     ---------     ---------     ---------
  Net income......................  $  302.52     $   64.38     $  283.21     $  330.57     $  326.95
                                     ========      ========      ========      ========      ========
Net income available to common
  shareholders....................  $  298.15     $   60.00     $  278.84     $  326.20     $  322.58
                                     ========      ========      ========      ========      ========

- ---------------
(1) Fully taxable equivalent basis. The Federal statutory rate used was 35% for all periods presented.

                     BANC ONE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED QUARTERLY FINANCIAL DATA

                                                                     QUARTERS
                                                --------------------------------------------------
                                                 1995                       1994
       $(MILLIONS, EXCEPT PER SHARE DATA)       ------     ---------------------------------------
                 (UNAUDITED)                    FIRST      FOURTH     THIRD      SECOND     FIRST
- --------------------------------------------------------------------------------------------------
KEY RATIOS
  Return on average assets(1).................    1.42%       .29%      1.27%      1.50%      1.57%
  Return on average common equity(1)..........   16.61       3.20      14.82      17.80      17.81
  Average common equity to assets.............    8.40       8.52       8.46       8.32       8.70
  Tier I capital ratio........................   10.23       9.93      10.51      10.36      10.59
  Total risk adjusted capital ratio...........   13.62      13.33      13.97      13.81      14.17
  Leverage ratio..............................    8.58       8.28       8.53       8.44       8.61
MARGIN ANALYSIS(1)(2)(3)
  Interest income.............................    9.04       8.44       8.27       8.15       8.48
  Interest expense............................    3.71       3.29       3.02       2.72       2.43
                                                ------     ------     ------     ------     ------
  Net interest income.........................    5.33       5.15       5.25       5.43       6.05
  Provision for loan and lease losses.........     .34        .18        .38        .25        .43
                                                ------     ------     ------     ------     ------
  Net funds function..........................    4.99       4.97       4.87       5.18       5.62
CREDIT ANALYSIS
  Net charge-offs to average loans and
     leases(1)................................     .49        .59        .50        .49        .54
  Ending reserves to loans and leases.........    1.42       1.45       1.55       1.58       1.66
  Nonperforming assets:
     Total....................................  $449.6     $465.7     $524.2     $523.7     $600.2
     Percent of total loans and leases........     .72%       .75%       .85%       .87%      1.02%
  Loans delinquent 90 days or more(4):
     Total....................................  $172.9     $173.5     $195.4     $211.9     $189.0
     Percent of total loans and leases........     .28%       .28%       .32%       .35%       .32%
PER SHARE DATA
  Net income..................................  $  .75     $  .15     $  .68     $  .80     $  .79
  Cash dividends declared.....................     .34        .31        .31        .31        .31
  Book value..................................  $18.88     $18.43     $18.52     $18.25     $18.12
  Common stock price:
     High.....................................  $30.13     $30.50     $35.50     $38.00     $35.47
     Low......................................   25.13      24.13      29.50      30.75      31.88
     Close....................................  $28.50     $25.38     $30.00     $34.25     $33.00
  Preferred Series C stock price:
     High.....................................  $54.25     $57.50     $63.75     $68.25     $68.75
     Low......................................   49.63      49.00      57.00      57.50      60.50
     Close....................................  $51.75     $49.63     $57.50     $62.50     $61.00
SHARES TRADED (000)
  Common......................................  48,353     72,342     46,939     55,251     68,124
  Preferred Series C..........................   1,233      1,679        892      1,200      2,851

- ---------------
(1) Ratios presented on an annualized basis.

(2) Fully taxable equivalent basis. The Federal statutory rate used was 35% for all periods presented.

(3) As a percent of average earning assets.

(4) Excluding nonperforming loans.

                             RESULTS OF OPERATIONS

NET INTEREST INCOME/NET INTEREST MARGIN

     BANC ONE's net interest income on a taxable equivalent basis was $1.03 billion in the first quarter of 1995, compared with $1.12 billion in the first quarter of 1994. Net interest margin was 5.33% for the first quarter of 1995, compared with 6.05% for the first quarter of 1994. The decrease was substantially due to three items: 1) a lower contribution from the refund anticipation loan (RAL) program as compared to the first quarter 1994, 2) a negative contribution from off-balance sheet investment products as compared to a positive contribution in the first quarter of 1994, and 3) the effects of the sale of loans with servicing retained.

     Net interest income is also affected by the growth, pricing, mix and maturity of interest earning assets and interest bearing liabilities, as well as other factors including loan quality. Total deposits decreased from December 31, 1994, and the retail deposit mix continues to change as consumers shift funds into products offering higher yields. BANC ONE continues to use other short-term borrowings to fund growth in loans and other interest earning assets. Despite competitive pricing on interest earning assets and interest bearing liabilities, and excluding the effects of off-balance sheet investment products and the RAL program, BANC ONE achieved a 17 basis point increase in the margin compared to the quarter ended March 31, 1994. Individual components of net interest income and net interest margin are presented in the Summary of Average Balances, Income and Expenses, Yields and Rates presented in Table 1 on pages 14 and 15.

     During 1995 the Internal Revenue Service made program changes resulting in the reduced availability of information used by BANC ONE to underwrite RAL transactions. As a result, BANC ONE altered its RAL program during the first quarter of 1995 to shift the emphasis from making loans to receiving fee income for transmitting tax returns electronically. As a result, fee income related to transmitting tax returns electronically increased $10 million during the first quarter of 1995 (see Non-interest Income discussion that follows). During the first quarter of 1995, BANC ONE originated $382 million of these very short term, high-yielding loans as compared to originations of $2.2 billion in the first quarter of 1994. The loans made under the RAL program generated average balances during the first quarter of 1995 and 1994 of $47 million and $271 million, respectively. The new program for RAL's and transmitting tax returns electronically for 1995 produced net income for the three months ended March 31, 1995 comparable to the RAL program for the same period in 1994.

     BANC ONE manages its interest rate sensitivity using both on-balance sheet and off-balance sheet investment products. Off-balance sheet investment products are generally used to modify the interest rate characteristics of on-balance sheet assets or liabilities in order to manage sensitivity to interest rate movements. These off-balance sheet investment products, primarily interest rate swaps, reduced net interest income by $53 million for the first quarter of 1995 as compared to increasing net interest income by $100 million for the same period in 1994. Off-balance sheet investment products reduced net interest income $40 million for the quarter ended December 31, 1994. The net unrealized loss on the off-balance sheet investment portfolio declined to $718 million at March 31, 1995 from $1.3 billion at December 31, 1994. These products effectively alter on-balance sheet yields and costs. In the current interest rate environment, it is anticipated that these off-balance sheet investment products will continue to reduce yields on interest earning assets and increase interest rates on interest bearing liabilities during 1995. See page 21 and the 1994 Annual Report for a more complete discussion of asset/liability management.

     In the future, interest income should be enhanced from the reinvestment of the proceeds from the sale of $486 million in low yielding mortgage and asset backed securities during March of 1995 and the sale of $1.2 billion in low yielding consumer loans during the second quarter of 1995 into higher yielding investments. Additionally, increases in loan processing and servicing income is expected to partially offset decreases in net interest income from the anticipated sale of $375 million in credit card receivables during the second quarter of 1995 due to servicing retained on loans sold. Loan sale transactions typically result in the elimination of loan loss reserve and charge-offs related to the loans sold.


AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES(1)

                                                 1995                                1994
                                             FIRST QUARTER                      FOURTH QUARTER
                                   ---------------------------------   --------------------------------
                                     AVERAGE      INCOME/     YIELD/     AVERAGE      INCOME/     YIELD/
$(THOUSANDS)                         BALANCE      EXPENSE      RATE      BALANCE      EXPENSE     RATE
- -------------------------------------------------------------------------------------------------------
ASSETS:
Short-term investments...........  $ 1,898,213   $   30,294     6.47%  $ 1,875,752   $   26,628    5.63%
SECURITIES:(3)
  Taxable........................   13,193,528      208,735     6.42    14,078,784      206,534    5.82
  Tax-exempt.....................    2,145,188       47,745     9.03     2,248,092       48,891    8.63
                                   -----------   ----------            -----------   ----------
          Total securities.......   15,338,716      256,480     6.78    16,326,876      255,425    6.21
LOANS AND LEASES:(2)
  Commercial.....................   16,570,122      332,355     8.13    16,087,269      302,644    7.46
  Real estate....................   19,172,470      424,024     8.97    18,872,192      412,080    8.66
  Consumer, net..................   18,911,300      438,775     9.41    19,053,380      412,032    8.58
  Credit card....................    5,806,591      235,047    16.42     6,166,139      241,415   15.53
  Leases, net....................    1,354,105       24,731     7.41     1,254,787       25,006    7.91
  Reserve for loan and lease
     losses......................     (897,228)                           (927,549)
                                   -----------   ----------            -----------   ----------
Net loans and leases.............   60,917,360    1,454,932     9.69    60,506,218    1,393,177    9.14
                                   -----------   ----------            -----------   ----------
Total earning assets.............   78,154,289    1,741,706     9.04    78,708,846    1,675,230    8.44
Other assets(3)..................    8,491,705                           8,563,804
                                   -----------                         -----------
Total assets.....................  $86,645,994                         $87,272,650
                                   ===========                         ===========
LIABILITIES:
DEPOSITS:
  Non-interest bearing demand....  $12,922,201                         $13,673,625
  Interest bearing demand........    8,928,081       49,618     2.25     9,142,563       46,726    2.03
  Savings........................    6,735,705       50,742     3.06     7,309,707       51,620    2.80
  Money market savings
     accounts....................   12,548,007      118,492     3.83    12,349,423      104,408    3.35
  Time deposits:
     CDs less than $100,000......   19,185,642      256,111     5.41    18,647,867      227,376    4.84
     CDs $100,000 and over:
       Domestic..................    3,769,780       47,482     5.11     3,281,183       37,448    4.53
       Foreign...................    1,959,255       27,485     5.69     1,740,769       21,805    4.97
                                   -----------   ----------            -----------   ----------
          Total deposits.........   66,048,671      549,930     3.38    66,145,137      489,383    2.94
Borrowed Funds:
  Short-term.....................    9,310,890      127,328     5.55    10,126,610      124,426    4.87
  Long-term......................    2,056,018       36,448     7.19     1,842,654       39,100    8.42
                                   -----------   ----------            -----------   ----------
  Total borrowed funds...........   11,366,908      163,776     5.84    11,969,264      163,526    5.42
                                   -----------   ----------            -----------   ----------
Total interest bearing
  liabilities....................   64,493,378      713,706     4.49    64,440,776      652,909    4.02
Other liabilities................    1,700,296                           1,468,452
                                   -----------                         -----------
Total liabilities................   79,115,875                          79,582,853
Preferred stock..................      249,900                             249,900
Common stockholders' equity......    7,280,219                           7,439,897
                                   -----------                         -----------
Total liabilities and
  stockholders' equity...........  $86,645,994                         $87,272,650
                                   ===========                         ===========
Net interest income..............                 1,028,000     5.33                  1,022,321    5.15
Provision for loan and lease
  losses.........................                   (66,517)   (0.34)                    (35,619)  (0.18)
                                                 ----------   ------                 ----------   -----
Net funds function...............                $  961,483     4.99%                $  986,702    4.97%
                                                 ==========   ======                 ==========   =====


AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES(1)

                                                                            1994
                                                                        FIRST QUARTER
                                                            -------------------------------------
                                                              AVERAGE        INCOME/       YIELD/
$(THOUSANDS)                                                  BALANCE        EXPENSE        RATE
- -------------------------------------------------------------------------------------------------
ASSETS:
Short-term investments....................................  $ 1,062,206     $    9,386       3.58%
SECURITIES:(3)
  Taxable.................................................   15,316,104        196,458       5.20
  Tax exempt..............................................    2,345,403         51,547       8.91
                                                            -----------     ----------
          Total securities................................   17,661,507        248,005       5.69
LOANS AND LEASES:(2)
  Commercial..............................................   15,014,691        288,171       7.78
  Real estate.............................................   17,542,980        365,481       8.45
  Consumer, net...........................................   17,901,530        409,930       9.29
  Credit card.............................................    6,081,136        235,239      15.69
  Leases, net.............................................    1,113,538         20,835       7.59
  Reserve for loan and lease losses.......................     (973,954)
                                                            -----------     ----------
Net loans and leases......................................   56,679,921      1,319,656       9.44
                                                            -----------     ----------
Total earning assets......................................   75,403,634      1,577,047       8.48
Other assets(3)...........................................    9,038,031
                                                            -----------
Total assets                                                $84,441,665
                                                            ===========
LIABILITIES:
DEPOSITS:
  Non-interest bearing demand.............................  $13,433,100
  Interest bearing demand.................................    9,356,794         38,649       1.68
  Savings.................................................    7,796,079         42,580       2.22
  Money market savings accounts...........................   12,215,832         77,883       2.59
Time deposits:
  CD's less than $100,000.................................   16,903,025        154,940       3.72
  CD's $100,000 and over:
     Domestic.............................................    3,884,504         34,320       3.58
     Foreign..............................................      954,627          7,862       3.34
                                                            -----------     ----------
          Total deposits..................................   64,543,961        356,234       2.24
Borrowed funds:
  Short-term..............................................    9,016,547         69,697       3.13
  Long-term...............................................    1,811,111         26,412       5.91
  Total borrowed funds....................................   10,827,658         96,109       3.60
                                                            -----------     ----------
Total interest bearing liabilities........................   61,938,519        452,343       2.96
Other liabilities                                             1,476,229
                                                            -----------
Total liabilities.........................................   76,847,848
Preferred stock                                                 249,900
Common stockholders' equity...............................    7,343,917
                                                            -----------
Total liabilities and stockholders' equity................  $84,441,665
                                                            ===========
Net interest income.......................................                   1,124,704       6.05
Provision for loan and lease losses.......................                     (80,172)     (0.43)
                                                                            ----------     ------
Net funds function........................................                  $1,044,532       5.62%
                                                                            ==========     ======

- ---------------
(1) Fully taxable equivalent basis. The Federal statutory rate used was 35% for all periods presented.

(2) Nonaccrual loans are included in loan balances. Interest income includes related fee income.

(3) Average balance is based on amortized historical cost (excluding SFAS 115 adjustments to fair value)


NON-INTEREST INCOME

                                                                  QUARTER ENDED
                                                             -----------------------
                                                             MARCH 31,     MARCH 31,      INCREASE
                       $(THOUSANDS)                            1995          1994        (DECREASE)
- ---------------------------------------------------------------------------------------------------
Income from fiduciary activities...........................  $  58,582     $  59,013      $   (431)
Service charges on deposit accounts........................    127,111       114,074        13,037
Loan processing and servicing income:
  Mortgage banking.........................................     15,716        23,778        (8,062)
  Credit card processing and related fees..................     33,090        32,262           828
  Merchant processing......................................     14,642         8,779         5,863
  Loan servicing income....................................     54,984        23,574        31,410
                                                             ---------     ---------     ----------
          Total loan processing and servicing income.......    118,432        88,393        30,039

Other income:
  Insurance................................................     18,672        15,941         2,731
  Securities...............................................     11,462        15,017        (3,555)
  Investment banking.......................................      4,570         6,446        (1,876)
  Income from management of collection pools...............     13,124         5,339         7,785
  Other....................................................    100,441        63,984        36,457
                                                             ---------     ---------     ----------
Total other income.........................................    148,269       106,727        41,542
Securities gains...........................................      9,786         3,453         6,333
                                                             ---------     ---------     ----------
          Total non-interest income........................  $ 462,180     $ 371,660      $ 90,520
                                                             =========     =========     =========

     The growth in service charges on deposit accounts is primarily due to a change in check processing which resulted in an increase in fees from overdrafts.

     The decrease in mortgage banking income is primarily due to a 67% decrease in mortgage loan originations compared to the previous year as a result of higher interest rates.

     The increase in loan servicing income is substantially due to $32 million of income from servicing retained on $2 billion in credit card receivables sold in November 1994.

     The increase in income from management of collection pools relates primarily to a $7 million incentive bonus earned upon completion of a collection contract.

     The increase in the other item in other income resulted primarily from five transactions: 1) the gain of $47 million related to the February 1995 sale of the four Michigan banks which had combined assets of $614 million at December 31, 1994, 2) the decision to sell $1.2 billion in low-yielding consumer loans during the first quarter which resulted in a mark to market loss of $52 million,
3) income of $17 million on the March 1995 sale of a credit card processing software license, 4) an increase of $10 million in fees resulting from a shift from originating RAL's to receiving fees for transmitting tax returns electronically (as discussed in Net Interest Income/Net Interest Margin on page
13), and 5) an $8 million gain on the March 1995 sale of servicing rights on $541 million in mortgage loans.

     The increase in securities gains relates to a $21 million gain on the sale of venture capital investments during the first quarter of 1995. These gains were offset by a $12 million loss on the March 1995 sale of $486 million in mortgage and asset backed securities. The proceeds from the sale of the mortgage and asset backed securities were re-invested in mortgage and asset backed securities with higher yields and longer maturities.


NON-INTEREST EXPENSE

                                                                  QUARTER ENDED
                                                             -----------------------
                                                             MARCH 31,     MARCH 31,      INCREASE
$(THOUSANDS)                                                   1995          1994        (DECREASE)
- ---------------------------------------------------------------------------------------------------
Salary and related costs...................................  $ 442,950     $ 441,987      $    963
Net occupancy expense......................................     44,013        41,411         2,602
Equipment expense..........................................     26,907        29,428        (2,521)
Taxes other than income and payroll........................     21,972         2,358        19,614
Depreciation and amortization..............................     74,730        67,981         6,749
Outside services and processing............................    110,894       108,037         2,857
Marketing and development..................................     36,844        37,490          (646)
Communication and transportation...........................     66,063        58,472         7,591
Other:
  Foreclosed property expense..............................       (679)          248          (927)
  FDIC Insurance...........................................     35,915        35,337           578
  Other....................................................     68,425        62,939         5,486
                                                             ---------     ---------     ----------
Total other expense........................................    103,661        98,524         5,137
                                                             ---------     ---------     ----------
          Total non-interest expense.......................  $ 928,034     $ 885,688      $ 42,346
                                                             =========     =========     =========

     Taxes other than income and payroll increased primarily due to $19 million in franchise and intangible tax reductions recorded during the first quarter of 1994 resulting from the settlement of certain audit issues from previous years.

     The increase in depreciation and amortization is primarily the result of $2 million of expense recorded related to the sale of a credit card processing license during February 1995 and increased depreciation related to enhancements made to the credit card processing system and the purchase of additional data processing equipment.

     Communication and transportation increased substantially as a result of increased postage expense related to three items: 1) an increase in statement mailings related to the increase in the number of credit card accounts, 2) an increase in the volume of mailings related to credit card solicitations, and 3) an increase in postage rates at the beginning of the first quarter of 1995.

     The increase in the other item in other expense resulted primarily from an increase of $3.4 million in credit card fraud losses related to the increase in the number of credit card accounts.

     The benefits of the operations consolidation and standardization of back office functions will be minimal during 1995 as significant parts of the plan will not be completed until late in the year. Moreover, any potential 1995 savings will likely be offset by on-going consulting and staff expenses, moving, training and other costs associated with the plan. Accordingly, significant benefits are not expected until 1996. At March 31, 1995, BANC ONE's accrued liability related to operations consolidations recorded during the fourth quarter of 1994 was $64 million, a reduction of $7 million related to severance related payments and a reduction of $3 million related to other items as compared to the quarter ended December 31, 1994.

     BANC ONE could benefit from a FDIC proposal to lower premiums on deposit insurance.

INCOME TAXES

     The provision for income taxes was 35.8% of pretax income for the first quarter of 1995 as compared to 35.7% of pretax income for the same period in 1994. The tax rate for the first quarter 1995 approximates the anticipated effective tax rate for the year.

                             BALANCE SHEET ANALYSIS

     Total assets decreased $1.1 billion to $87.8 billion at March 31, 1995 from $88.9 billion at December 31, 1994. The decrease is primarily the result of the February 1995 sale of the four Michigan banks with assets at December 31, 1994 of $614 million and decreases in short-term investments and related liabilities, offset by loan growth and other balance sheet mix changes as discussed below.

SECURITIES

                                       MARCH 31, 1995             DECEMBER 31, 1994              MARCH 31, 1994
                                  ------------------------     ------------------------     ------------------------
                                  AMORTIZED     ESTIMATED      AMORTIZED     ESTIMATED      AMORTIZED     ESTIMATED
$(MILLIONS)                         COST        FAIR VALUE       COST        FAIR VALUE       COST        FAIR VALUE
- ------------------------------------------------------------------------------------------------------------------
SECURITIES HELD TO MATURITY:
  United States treasury and
    agencies....................   $   490       $    482       $   546       $    532       $ 1,032       $  1,030
  Mortgage and asset-backed
    securities:
    Government..................     1,572          1,572         1,405          1,378         1,704          1,740
    Other.......................       536            535           492            485           617            625
  Tax exempt....................     2,050          2,073         2,182          2,167         2,403          2,461
  Other.........................       210            224           209            228           115            133
                                  ---------     ----------     ---------     ----------     ---------     ----------
Total securities held to
  maturity......................     4,858          4,886         4,834          4,790         5,871          5,989
                                  ---------     ----------     ---------     ----------     ---------     ----------
SECURITIES AVAILABLE FOR SALE:
  United States treasury and
    agencies....................     4,615          4,614         3,700          3,693         8,653          8,606
  Mortgage and asset-backed
    securities:
    Government..................     3,489          3,438         3,312          3,206         3,116          3,085
    Other.......................     2,672          2,629         3,144          3,072         3,087          3,070
  Tax exempt....................         7              7            34             34            36             36
  Other.........................       223            227           306            313           257            276
                                  ---------     ----------     ---------     ----------     ---------     ----------
Total securities available for
  sale..........................    11,006         10,915        10,496         10,318        15,149         15,073
                                  ---------     ----------     ---------     ----------     ---------     ----------
Total securities................   $15,864       $ 15,801       $15,330       $ 15,108       $21,020       $ 21,062
                                  =========     =========      =========     =========      =========     =========

     See page 21 for a discussion of the asset and liability management process.

LOANS AND LEASES

     The composition of the loan and lease portfolio is summarized as follows:

                                                       MARCH 31,      DECEMBER 31,      MARCH 31,
                    $(THOUSANDS)                          1995            1994             1994
- ---------------------------------------------------------------------------------------------------
Commercial, financial and agricultural..............  $ 17,316,409    $ 16,619,186     $ 15,523,244
Real Estate:
  Commerical........................................     5,540,730       5,571,296        5,092,147
  Construction......................................     2,375,130       2,195,003        1,760,598
  Residential.......................................    11,483,772      11,273,689       10,728,530
Consumer, net.......................................    18,529,994      19,070,286       18,268,692
Credit card.........................................     5,849,644       5,924,383        6,131,736
Leases, net.........................................     1,399,802       1,339,069        1,126,809
                                                      ------------    ------------     ------------
Total loans and leases..............................  $ 62,495,481    $ 61,992,912     $ 58,631,756
                                                      ============    ============     ============

     Total average loans and leases were $61.8 billion for the first quarter of 1995 as compared to $61.4 billion for the fourth quarter of 1994. Adjusted for the $2 billion in credit card loans sold during fourth quarter 1994 and the sale of the Michigan banks, first quarter 1995 total average loan balances increased 10.6% from the quarter ended December 31, 1994, on an annualized basis. This growth was primarily the result of increases in commercial loans and leases of 12.4% and increases in credit card loans of 51.8%, annualized and adjusted for loan and bank sales.

     BANC ONE's process for monitoring loan quality includes detailed, monthly analysis of delinquencies, nonperforming assets and potential problem loans from each affiliate bank. Management extensively monitors and improves credit policies, including policies related to appraisals, assessing the financial condition of borrowers, restrictions on out-of-area lending and avoidance of loan concentrations.

     BANC ONE maintained generally high loan quality during the first quarter of 1995. The following summarizes the activity in the nonaccrual loans and OREO for the quarter ended March 31, 1995:

        $(THOUSANDS)                                                         1995
        ------------------------------------------------------------------------------
        NONACCRUAL LOANS:
        Balance, beginning of period....................................    $377,409
        Nonaccrual additions............................................      70,199
        Loans returned to accrual and payments received.................     (64,815)
        Reductions due to transfers to OREO.............................      (4,351)
        Charge-offs.....................................................     (13,013)
        Other, net......................................................      (3,968)
                                                                          ----------
        Balance, March 31...............................................    $361,461
                                                                          ==========
        OREO
        Balance, beginning of period....................................    $ 84,355
        Additions.......................................................      20,121
        Write-downs.....................................................      (5,153)
        Sales and other, net............................................     (17,243)
                                                                          ----------
        Balance, March 31...............................................    $ 82,080
                                                                          ==========

     The reserve for loan and lease losses decreased $12 million to $885 million at March 31, 1995 from $897 million at December 31, 1994. This includes a $10 million decrease due to the decision to sell $1.2 billion in consumer loans.

     The following summarizes activity in the reserve for loan and lease losses.

                                                                   MARCH 31,     MARCH 31,
    $(THOUSANDS)                                                     1995          1994
    --------------------------------------------------------------------------------------
    Balance, beginning of period.................................  $ 897,180     $ 967,254
    (Sold) acquired reserves.....................................     (4,052)          322
    Provision for loan and lease losses..........................     66,517        80,172

    Losses charged to the reserve................................   (124,016)     (129,160)
    Recoveries...................................................     49,663        52,322
                                                                   ---------     ---------

    Net losses charged to the reserve............................    (74,353)      (76,838)
                                                                   ---------     ---------
    Balance, March 31............................................  $ 885,292     $ 970,910
                                                                   =========     =========

     At March 31, 1995, the reserve for loan and lease losses included $55 million for loan loss reserves calculated under SFAS 114.

     At March 31, 1995, renegotiated loans, loans delinquent over 90 days, and doubtful loans were $6 million, $173 million, and $49 million, respectively. At December 31, 1994, renegotiated loans, loans delinquent over 90 days and doubtful loans were $4 million, $173 million and $33 million, respectively. The following summarizes net charge-offs and delinquent loans by loan type.

                                                             NET CHARGE-OFFS     LOANS DELINQUENT
                                                               TO AVERAGE           90 DAYS OR
    MARCH 31, 1995                                             BALANCES(1)          MORE(2)(3)
    ---------------------------------------------------------------------------------------------
    Commercial, financial and agricultural.................        (.08)%               .14%
    Real estate............................................                             .15
    Consumer, net..........................................         .65                 .23
    Credit card............................................        3.23                1.24
    Leases, net............................................         .28                 .15
    Total loans and leases.................................         .49                 .28

- ---------------
(1) Ratios presented on an annualized basis.

(2) Excluding nonperforming loans.

(3) As a percent of ending balances.

     On January 1, 1995, BANC ONE adopted Statements of Financial Accounting Standards Nos. 114 and 118 (SFAS 114), "Accounting by Creditors for Impairment of a Loan" and "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures." The adoption of SFAS 114 did not result in additional provision for losses primarily because of BANC ONE's policy of measuring loan impairment based upon the fair value of collateral. See the Notes to the Financial Statements for further discussion and related disclosures.

OTHER ASSETS

     Other assets increased from December 31, 1994 primarily as a result of the following three items: 1) an increase of $474 million related to securities trades not yet settled, 2) an increase of $27 million in regulatory deposit insurance premiums prepaid during the first quarter, and 3) an increase of $35 million related to the purchase of the rights to service $2 billion in mortgage loans.

DEPOSITS

                                                   MARCH 31,      DECEMBER 31,      MARCH 31,
    $(THOUSANDS)                                     1995             1994            1994
    ------------------------------------------------------------------------------------------
    Non-interest bearing........................  $13,204,733     $ 14,405,707     $13,968,731
    Interest bearing:
      Demand....................................    8,766,323        9,296,774       9,309,756
      Savings...................................    6,494,103        7,033,573       7,984,780
      Money market accounts.....................   12,757,131       12,336,737      12,270,088
      Time deposits less than $100,000..........   19,239,204       18,906,855      16,780,718
      Time deposits greater than $100,000.......    4,946,396        6,110,408       3,873,029
                                                  -----------     ------------     -----------
    Total interest bearing deposits.............   52,203,157       53,684,347      50,218,371
                                                  -----------     ------------     -----------
    Total deposits..............................  $65,407,890     $ 68,090,054     $64,187,102
                                                  ===========     ============     ===========

     The decrease in deposits from December 31, 1994 is primarily due to the replacement of $1.3 billion in Eurodollar deposits with less expensive fed funds, a $539 million decrease in deposits from the sale of the four Michigan banks during the first quarter of 1995 and seasonal reductions in transaction accounts. The deposit mix continues to change as consumers shift funds to products offering higher yields.

OTHER LIABILITIES

     Other liabilities increased from December 31, 1994 primarily as a result of an increase of $575 million in the accrual for securities trades not yet settled at March 31, 1995.

LIQUIDITY AND CAPITAL

     At March 31, 1995, large liability dependence was 17.79%, an increase of 1.8% from December 31, 1994. The increase was primarily due to additional short-term borrowings in the first quarter to fund increased loan growth and seasonal fluctuations. BANC ONE's policy is that the large liabilities position be no greater than 30 percent of earning assets. In practice, BANC ONE manages the position at much lower levels as summarized below.

                                                        MARCH 31,     DECEMBER 31,     MARCH 31,
    $(MILLIONS)                                           1995            1994           1994
    --------------------------------------------------------------------------------------------
    Earning assets, net of short term investments.....   $77,383        $ 76,248        $78,605
    Large liabilities:
      Net national market liabilities.................   $ 3,107        $  1,954        $ 3,107
      As a percent of net earning assets..............      4.02%           2.56%          3.95%
      Total net large liabilities.....................   $13,766        $ 12,195        $15,859
      As a percent of net earning assets..............     17.79%          15.99%         20.18%

     In 1994, the Board of Directors approved the purchase of up to 18 million shares of BANC ONE common stock to be used specifically for the acquisition of Premier Bancorp, Inc. (Premier), in Baton Rouge, Louisiana. BANC ONE has an option to purchase Premier between June 30, 1995 and March 31, 1997 for a purchase price of 125% of the common stock book value (subject to certain adjustments) of Premier. No decision has been made as to the exercise of the option.

     BANC ONE has long had a policy of maintaining superior capital ratios. BANC ONE's policies require it to maintain, at a minimum, a capital position that meets the federal regulators "well capitalized" classification. At March 31, 1995, risk based tier I capital, total risk adjusted capital and leverage ratios were 10.23%, 13.62% and 8.58%, respectively. All of these ratios are significantly above regulatory minimum capital requirements.

ASSET LIABILITY MANAGEMENT

     BANC ONE takes a unified approach to management of liquidity, capital and interest rate risk through its Asset Liability Management (ALM) process. Management remains committed to maintaining risk to changes in interest rates at approximately 1 percent of projected annualized after-tax earnings. At March 31, 1995, modeled interest rate risk for BANC ONE ranged from approximately 1.2 to
1.6 percent of annual after-tax earnings for interest rate movements ranging from up 200 basis points to down 100 basis points. The up 200 basis points interest rate scenario used in this determination is considered by management to be a conservative measure of risk at March 31, 1995, as it is above the estimated forward interest rate curve for the period.

     The off-balance sheet investment products BANC ONE utilizes are primarily interest rate swaps. Interest rate swap agreements generally involve the exchange of interest payments without the exchange of the underlying notional amount on which the interest payments are calculated. BANC ONE has entered into interest rate swap agreements that synthetically alter assets and liabilities as part of its ALM process to manage the impact of fluctuating interest rates. Following are the estimated maturities and weighted average fixed rates of off-balance sheet investment products by type. A key assumption in the maturity information below is that future variable rates move as indicated by the forward interest rate curve in existence at March 31, 1995. To the extent that the interest rates move in a fashion other than indicated in the forward interest rate curve the maturity information will change.

                                       MATURITIES OF OFF-BALANCE SHEET INVESTMENT
                                            PRODUCTS AT MARCH 31, 1995(1)(2)                           ENDING BALANCES AT
                             --------------------------------------------------------------    ----------------------------------
                                                                             2000-             MARCH 31,  DECEMBER 31,  MARCH 31,
$(MILLIONS)                   1995      1996      1997      1998     1999    2004     2005+      1995         1994        1994
- ---------------------------------------------------------------------------------------------------------------------------------
Receive fixed generic swaps
  Notional value............ $2,610    $1,045    $2,583    $1,000            $746     $150      $ 8,134     $  6,995     $ 7,091
  Weighted average receive
    rate....................   5.53%     5.78%     4.84%     5.64%           6.97 %   5.82 %       5.50%        5.37%       5.35%
Receive fixed amortizing
  swaps
  Notional value............ $1,116    $3,642    $5,241    $1,738    $ 23    $ 20               $11,780     $ 15,442     $15,450
  Weighted average receive
    rate....................   6.04%     5.35%     5.19%     5.36%   7.65%   8.82 %                5.36%        5.24%       5.36%
Pay fixed swaps
  Notional value............ $1,563    $2,505    $  222    $   55    $  6    $  7               $ 4,358     $  5,548     $ 4,828
  Weighted average pay
    rate....................   6.41%     5.60%     6.29%     5.56%   8.70%   8.17 %                5.94%        5.51%       5.34%
Purchased caps
  Notional value............ $    1    $4,710    $    1    $    1    $  1    $ 33     $  7      $ 4,754     $  6,186     $ 3,672
                             ------    ------    ------    ------    ----    -----    -----    ---------  ------------  ---------
Net receive fixed
  position..................  2,162    (2,528)    7,601     2,682      16     726      143       10,802       10,703      14,041
Basis swaps
  Notional value............    321     4,211     3,649       322      25                         8,528        8,102       7,854
Forward starting swaps(3)
  Notional value............                                                                                     500       5,450
Other(4)
  Notional value............  2,090     1,490       597       137      87      82        2        4,485        2,846       3,121

- ---------------
(1) Based on future variable rates from the forward interest curve at March 31, 1995.

(2) Variable receive and pay interest rates, which are based primarily on three month LIBOR or prime, are not included in the table above.

(3) Forward starting swaps at March 31, 1994 include both generic and amortizing receive fixed swaps.

(4) Other off-balance sheet investment products include customer transactions, floors, futures, options, swap options, caps, forward rate agreements, and currency swaps. The other category also includes $1.85 billion of interest rate swap transactions accounted for as anticipatory hedges of the $1.2 billion sale of consumer loans and a portion of the related reinvestment of the proceeds from the loan sale. The maturity information for these transactions is based on expected, rather than contractual terms. All other maturity information reflects contractual terms using future variable rates from the forward interest curve at March 31, 1995.

                                                        MARCH 31, 1995                         DECEMBER 31, 1994
                                   ---------------------------------------------------------   -----------------
                                   TOTAL NOTIONAL   UNREALIZED   UNREALIZED   NET UNREALIZED    NET UNREALIZED
           $(MILLIONS)                 AMOUNT         GAINS        LOSSES      GAIN (LOSS)        GAIN (LOSS)
- ----------------------------------------------------------------------------------------------------------------
Generic receive fixed............     $  8,134         $  3        $ (238)        $ (235)           $  (153)
Amortizing receive fixed.........       11,780            2          (384)          (382)              (988)
Pay fixed........................        4,358           40           (11)            29                 86
Purchased caps...................        4,754           22            (6)            16                 81
Basis............................        8,528                       (201)          (201)              (342)
Forward starting.................                                                                       (34)
Other............................        4,485           63            (8)            55                 44
                                   --------------   ----------   ----------      -------       -----------------
          Total..................     $ 42,039         $130        $ (848)        $ (718)           $(1,306)
                                   ===========      ========     ========     ===========      =============

                     BANC ONE CORPORATION AND SUBSIDIARIES

                                    PART II

                               OTHER INFORMATION

Item 1 -- Inapplicable

Item 2 -- Inapplicable

Item 3 -- Inapplicable

Item 4 -- Inapplicable

Item 5 -- Inapplicable

Item 6 -- EXHIBITS AND REPORTS ON FORM 8-K

          a. In compliance with Part I Financial Information the following exhibits are incorporated by reference:

             Exhibit 11 Statement Regarding Computation of Earnings per Common Share

             Exhibit 12 Statement Regarding Computation of Ratio of Earnings to Fixed Charges

             Exhibit 27  Financial Data Schedules

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   BANC ONE CORPORATION

- --------------------------------------------     --------------------------------------------
Date                                             William C. Leiter
                                                 Controller and
                                                 Chief Accounting Officer

                                   INDEX TO EXHIBITS


Exhibit Number
- --------------
     11          Statement Regarding Computation of Earnings per Common Share

     12          Statement Regarding Computation of Ratio of Earnings to Fixed Charges

     27          Financial Data Schedules