Form 10-Q
period 1995-06-30
BANC ONE CORP /OH/
filed 1995-08-14
CIK 36090

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For The Quarterly Period Ended June 30, 1995.

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                         Commission File Number 1-8552

                              BANC ONE CORPORATION
                              --------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    Ohio                                           31-0738296
 ------------------------------------------        ------------------------------------------
(STATE OR OTHER JURISDICTION OF INCORPORATION              (IRS EMPLOYER I.D. NUMBER)
              OR ORGANIZATION)

                100 East Broad Street, Columbus, Ohio 43271-0251
                ------------------------------------------------
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)         (ZIP CODE)

                                 (614) 248-5944
                                 --------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                      N/A
                                      ---
   (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes X          No
                                          ---            ---
The number of shares outstanding of the registrant's common stock, no par value, $5 stated value, was 392,439,723 at July 31, 1995.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                                                         PAGE
                                                                                         ----
PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements
          Consolidated Balance Sheet....................................................   3
          Consolidated Statement of Income..............................................   4
          Consolidated Statement of Cash Flows..........................................   5
          Supplemental Disclosures for Statement of Cash Flows..........................   6
          Consolidated Statement of Changes in Stockholders' Equity.....................   7
          Notes to the Financial Statements.............................................   8
          Consolidated Quarterly Financial Data.........................................   9

Item 2.   Management's Discussion and Analysis                                            11

          Results of Operations.........................................................  11
          Net Interest Income/Net Interest Margin.......................................  11
          Average Balances, Income and Expense, Yields and Rates........................  12
          Non-Interest Income...........................................................  13
          Non-Interest Expense..........................................................  14
          Income Taxes..................................................................  15
          Balance Sheet Analysis........................................................  15
          Securities....................................................................  15
          Loans and Leases..............................................................  15
          Deposits......................................................................  17
          Liquidity and Capital.........................................................  17
          Asset Liability Management....................................................  18

PART II - OTHER INFORMATION                                                               21

Item 4.   Submission of Matters to a Vote of Security Holders...........................  21
Item 6.   Exhibits and Reports on Form 8-K..............................................  22
SIGNATURE...............................................................................  23

                     BANC ONE CORPORATION AND SUBSIDIARIES

                                     PART I

                             FINANCIAL INFORMATION

BANC ONE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

                                                               JUNE 30,       DECEMBER 31,       JUNE 30,
       $(THOUSANDS, EXCEPT SHARE AMOUNTS) (UNAUDITED)            1995             1994             1994
-----------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks.....................................  $ 5,192,560     $ 5,073,417      $  5,304,535
Short-term investments......................................      932,506       3,539,596           737,303
SECURITIES:
  Securities held to maturity...............................    4,671,195       4,834,384         5,536,436
  Securities available for sale (cost $9,245,000 at June 30,
    1995)...................................................    9,224,975      10,318,030        14,502,979
                                                              -----------     ------------     ------------
         Total securities (fair value approximates
           $14,000,000 at June 30, 1995)....................   13,896,170      15,152,414        20,039,415
Loans and leases............................................   63,334,963      61,992,912        60,512,539
  Reserve for loan and lease losses.........................      891,546         897,180           955,078
                                                              -----------     ------------     ------------
         Net loans and leases...............................   62,443,417      61,095,732        59,557,461
OTHER ASSETS:
  Bank premises and equipment, net..........................    1,515,261       1,517,647         1,500,190
  Interest earned, not collected............................      595,555         566,840           700,607
  Other real estate owned...................................       72,904          84,355           100,606
  Excess of cost over net assets of affiliates purchased....      257,297         262,895           254,473
  Other.....................................................    1,877,647       1,629,690         1,618,113
                                                              -----------     ------------     ------------
         Total other assets.................................    4,318,664       4,061,427         4,173,989
                                                              -----------     ------------     ------------
         Total assets.......................................  $86,783,317     $88,922,586      $ 89,812,703
                                                              ============    =============    ============
LIABILITIES
DEPOSITS:
  Non-interest bearing......................................  $13,974,398     $14,405,707      $ 14,027,910
  Interest bearing..........................................   51,638,461      53,684,347        52,190,609
                                                              -----------     ------------     ------------
         Total deposits.....................................   65,612,859      68,090,054        66,218,519
Federal funds purchased and repurchase agreements...........    5,573,385       5,186,527         7,669,692
Other short-term borrowings.................................    3,979,094       4,435,242         4,872,845
Long-term borrowings........................................    2,087,954       1,866,448         1,844,384
Accrued interest payable....................................      374,570         351,293           273,819
Other liabilities...........................................    1,316,384       1,428,162         1,244,545
                                                              -----------     ------------     ------------
         Total liabilities..................................   78,944,246      81,357,726        82,123,804
                                                              -----------     ------------     ------------
STOCKHOLDERS' EQUITY
Preferred stock, 35,000,000 shares authorized:
  Series C convertible, no par value 4,997,499, 4,997,999
    and 4,998,000 shares issued and outstanding,
    respectively............................................      249,875         249,900           249,900
Common stock, no par value, $5 stated value, 600,000,000
  shares authorized, 410,290,638, 408,985,564 and
  408,395,192 shares issued, respectively...................    2,051,453       2,044,928         2,041,976
Capital in excess of aggregate stated value of common
  stock.....................................................    3,812,162       3,796,746         3,780,679
Retained earnings...........................................    2,251,965       1,921,256         1,832,504
Net unrealized holding losses on securities available for
  sale, net of tax..........................................      (11,348)       (111,517 )        (190,777)
Treasury stock (18,000,000, 11,999,500, and 734,000 shares,
  respectively), at cost....................................     (515,036)       (336,453 )         (25,383)
                                                              -----------     ------------     ------------
         Total stockholders' equity.........................    7,839,071       7,564,860         7,688,899
                                                              -----------     ------------     ------------
         Total liabilities and stockholders' equity.........  $86,783,317     $88,922,586      $ 89,812,703
                                                              ============    =============    ============

The accompanying notes are an integral part of the financial statements.

BANC ONE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

                                                       FOR THE THREE MONTHS            FOR THE SIX MONTHS
                                                          ENDED JUNE 30,                 ENDED JUNE 30,
                                                     -------------------------      -------------------------
$(THOUSANDS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)      1995           1994            1995           1994
-------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
  Interest and fees on loans and leases............  $1,484,998     $1,305,022      $2,933,965     $2,620,686
  Interest and dividends on:
      Taxable securities...........................     220,974        244,849         429,141        441,192
      Tax exempt securities........................      30,698         34,663          62,312         69,261
  Other interest income............................      11,602          7,340          40,159         15,787
                                                     ----------     ----------      ----------     ----------
      Total interest income........................   1,748,272      1,591,874       3,465,577      3,146,926
INTEREST EXPENSE:
  Interest on deposits:
      Demand and savings deposits..................     227,518        171,977         446,370        331,089
      Time deposits................................     358,772        215,885         689,850        413,007
  Interest on borrowings...........................     163,929        149,299         327,705        245,408
                                                     ----------     ----------      ----------     ----------
      Total interest expense.......................     750,219        537,161       1,463,925        989,504
                                                     ----------     ----------      ----------     ----------
      Net interest income..........................     998,053      1,054,713       2,001,652      2,157,422
Provision for loan and lease losses................      92,565         50,538         159,082        130,710
                                                     ----------     ----------      ----------     ----------
  Net interest income after provision for loan and
    lease losses...................................     905,488      1,004,175       1,842,570      2,026,712
NON-INTEREST INCOME:
  Income from fiduciary activities.................      58,546         59,284         117,128        118,297
  Service charges on deposit accounts..............     132,462        116,636         259,573        230,710
  Loan processing and servicing income.............     139,038         90,955         257,470        179,348
  Securities gains.................................       2,785          2,737          12,571          6,190
  Other............................................     134,643        103,258         282,912        209,985
                                                     ----------     ----------      ----------     ----------
      Total non-interest income....................     467,474        372,870         929,654        744,530
NON-INTEREST EXPENSE:
  Salaries and related costs.......................     429,079        425,241         872,029        867,228
  Net occupancy expense, exclusive of
    depreciation...................................      45,162         40,834          89,175         82,245
  Equipment expense................................      25,667         28,887          52,574         58,315
  Taxes other than income and payroll..............      23,094         20,133          45,066         22,491
  Depreciation and amortization....................      68,960         70,564         143,690        138,545
  Outside services and processing..................     114,132        104,235         225,026        212,272
  Marketing and development........................      42,577         37,179          79,421         74,669
  Communication and transportation.................      67,880         60,864         133,943        119,336
  Other............................................      93,698         94,655         197,359        193,179
                                                     ----------     ----------      ----------     ----------
      Total non-interest expense...................     910,249        882,592       1,838,283      1,768,280
                                                     ----------     ----------      ----------     ----------
Income before income taxes.........................     462,713        494,453         933,941      1,002,962
INCOME TAX PROVISION:
  Income excluding securities transactions.........     154,158        162,926         319,174        343,276
  Securities transactions..........................       1,073            957           4,767          2,166
                                                     ----------     ----------      ----------     ----------
      Provision for income taxes...................     155,231        163,883         323,941        345,442
                                                     ----------     ----------      ----------     ----------
Net income.........................................  $  307,482     $  330,570      $  610,000     $  657,520
                                                     ==========     ==========      ==========     ==========
Net income per common share........................  $     0.77     $     0.80      $     1.52     $     1.59
                                                     ==========     ==========      ==========     ==========
Weighted average common shares outstanding (000)...     394,740        408,508         395,395        407,984
                                                     ==========     ==========      ==========     ==========

The accompanying notes are an integral part of the financial statements.

BANC ONE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

For the six months ended June 30

                           $(THOUSANDS) (UNAUDITED)                                1995           1994
---------------------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income....................................................................  $  610,000     $  657,520
  ADJUSTMENTS:
    Provision for loan and lease losses.......................................     159,082        130,710
    Depreciation expense......................................................     114,446        108,234
    Amortization of intangibles...............................................      29,244         30,311
    Amortization and accretion -- securities..................................     (53,740)        63,684
    Amortization of purchased mortgage servicing rights.......................       4,823          6,303
    Net decrease in trading account...........................................      32,152        101,215
    Net decrease (increase) in mortgage loans held for sale...................     (82,106)       882,429
    Net change in deferred loan fees and costs................................      (6,588)        (9,282)
    Securities gains..........................................................     (12,571)        (6,190)
    Gain on the sale of banks.................................................     (47,247)
    Loss on consumer loan mark to market......................................      51,586
    Gain on sale of loans and other assets....................................     (26,865)       (15,745)
    Net increase in other assets..............................................    (263,220)      (105,468)
    Net increase in other liabilities.........................................      82,068         81,819
    Net change in deferred income taxes.......................................      78,852         57,586
                                                                                ----------     ----------
      Net cash provided by operating activities...............................     669,916      1,983,126
                                                                                ----------     ----------
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
  Purchases of securities available for sale..................................  (5,029,390)    (7,078,226)
  Purchases of securities held to maturity....................................    (542,264)      (508,356)
  Maturities of securities available for sale.................................   4,418,807      1,138,881
  Maturities of securities held to maturity...................................     692,353      1,544,842
  Sales of securities available for sale......................................   1,564,442      2,841,425
  Net increase in loans, excluding sales and purchases........................  (3,397,800)    (3,575,658)
  Sales of loans and other assets.............................................   1,968,285        230,781
  Purchases of loans and related premiums.....................................    (501,516)      (400,512)
  Net decrease in short-term investments......................................   2,665,610        351,971
  Additions to bank premises and equipment....................................    (150,941)      (152,964)
  Sale of banks...............................................................      95,698
  Net cash acquired in acquisitions...........................................      42,413      1,180,497
  Net (increase) decrease in mortgage servicing rights........................     (36,061)        (5,995)
  All other investing activities - net........................................         101
                                                                                ----------     ----------
      Net cash (used in) provided by investing activities.....................   1,789,737     (4,433,314)
                                                                                ----------     ----------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Net decrease in demand deposit, money market and savings accounts...........    (665,743)    (1,528,162)
  Net (decrease) increase in time deposits....................................  (1,206,259)     1,286,669
  Net (decrease) increase in short-term borrowings............................     (61,555)     3,294,420
  Issuance of long-term borrowings, net.......................................     359,202         51,520
  Repayment of long-term borrowings...........................................    (137,508)       (12,413)
  Cash dividends paid.........................................................    (400,101)      (361,857)
  Sales of branch offices:
      Deposit liabilities assumed by purchasers...............................     (73,703)
      Other, net..............................................................       8,586
  Purchase of treasury stock..................................................    (178,583)       (25,383)
  Other, net decrease.........................................................      15,154         40,040
                                                                                ----------     ----------
      Net cash provided by (used in) financing activities.....................  (2,340,510)     2,744,834
                                                                                ----------     ----------
Increase in cash and cash equivalents.........................................     119,143        294,646
Cash and cash equivalents at January 1........................................   5,073,417      5,009,889
                                                                                ----------     ----------
Cash and cash equivalents at June 30..........................................  $5,192,560     $5,304,535
                                                                                ==========     ==========

The accompanying notes are an integral part of the financial statements.

BANC ONE CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL DISCLOSURES FOR STATEMENT OF CASH FLOWS

For the six months ended June 30

                      $(THOUSANDS) (UNAUDITED)                            1995          1994
----------------------------------------------------------------------------------------------
Transfer from loans to Other Real Estate Owned.......................  $   38,967     $ 29,761
                                                                       ==========     =========
Net increase (decrease) in trade date accounting entries for
  investment securities..............................................  $ (309,287)    $ 81,719
                                                                       ==========     =========
Loans issued to facilitate the sale of OREO properties...............  $    3,397     $ 20,600
                                                                       ==========     =========
Additional Disclosures:
  Interest paid......................................................  $1,437,395     $958,501
                                                                       ==========     =========
  Income taxes paid..................................................  $  181,946     $323,431
                                                                       ==========     =========

The accompanying notes are an integral part of the financial statements.

BANC ONE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                         FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
                                                  JUNE 30,                        JUNE 30,
$(THOUSANDS, EXCEPT PER SHARE AMOUNTS)   --------------------------      --------------------------
              (UNAUDITED)                   1995            1994            1995            1994
---------------------------------------------------------------------------------------------------
BALANCE, BEGINNING OF PERIOD...........  $7,695,465      $7,613,373      $7,564,860      $7,433,170
Net income.............................     307,482         330,570         610,000         657,520
Exercise of stock options, net of
  shares purchased.....................      (2,516)         (2,439)         (2,802)         (3,789)
Shares issued in acquisitions..........                      24,421           3,647          30,215
Pooled affiliate stock issuance, sales
  of stock to employee benefit plans
  and other............................       5,245          14,263          17,956          43,916
Cash dividends:
  Corporation:
     Common ($.34 and $.31 per share
       for the three months and $.68
       and $.62 per share for the six
       months ended June 30, 1995 and
       1994, respectively).............    (133,357)       (118,837)       (267,430)       (237,187)
     Series C preferred ($.88 per share
       for the three months and $1.75
       per share for the six months
       ended June 30, 1995 and 1994,
       respectively)...................      (4,373)         (4,373)         (8,746)         (8,746)
  Pooled affiliates....................                      (5,020)                        (10,040)
Change in unrealized fair value
  adjustment on securities available
  for sale, net of tax.................      45,155        (146,029)        100,169        (190,777)
Purchase of treasury stock.............     (74,030)        (17,030)       (178,583)        (25,383)
                                         ----------      ----------      ----------      ----------
BALANCE, JUNE 30.......................  $7,839,071      $7,688,899      $7,839,071      $7,688,899
                                         ==========      ==========      ==========      ==========

The accompanying notes are an integral part of the financial statements.

NOTES TO THE FINANCIAL STATEMEMTS

1. The accompanying financial statements are unaudited. However, in the opinion of management, they contain the adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position and the results of operations. The notes to the financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 1994 and the quarterly report on Form 10-Q for the quarter ended March 31, 1995 should be read in conjunction with these financial statements. "The Corporation" is defined as parent company only. "BANC ONE" is defined as the Corporation and all significant majority-owned subsidiaries. Certain prior period amounts have been reclassified to compare with current presentation.

2. The provision for income taxes is at a rate which management believes will approximate the effective rate for the year.

3. In 1994, the Board of Directors approved the purchase of up to 18 million shares of the Corporation's common stock for use in the acquisition of Premier Bancorp, Inc., headquartered in Baton Rouge, Louisiana (Premier). As of June 30, 1995, the Corporation had acquired and held 18 million of its shares for this purpose. During July 1995, the Corporation signed an agreement to acquire Premier in exchange for approximately 21 million shares of BANC ONE common stock. The transaction is expected to close as early as the fourth quarter of 1995, is subject to due diligence and shareholder and regulatory approval, and will be accounted for as a purchase. Premier had assets of $5.5 billion at June 30, 1995 and operates 150 banking offices throughout Louisiana.

4. Mortgage loans held for sale were $438 million, $356 million and $396 million at June 30, 1995, December 31, 1994 and June 30, 1994, respectively. Such loans are carried at the lower of cost or market determined on an aggregate basis, resulting in the recognition of a $483 thousand loss at June 30, 1995. Consumer loans held for sale of $1.2 billion at March 31, 1995 were sold in April 1995.

5. BANC ONE adopted Statements of Financial Accounting Standards No.'s 114 and 118 (SFAS 114), "Accounting by Creditors for Impairment of a Loan" and "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures" as of January 1, 1995. SFAS 114 requires that certain impaired loans be measured based either on the present value of expected future cash flows discounted at the loan's effective interest rate, or the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. The adoption of SFAS 114 did not result in additional provisions for loan losses primarily because the majority of impaired loan valuations continue to be based on the fair value of collateral.

    In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," to establish standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to such assets held and used and those to be disposed of. BANC ONE will adopt SFAS 121 effective January 1, 1996; the impact on BANC ONE's financial position and results of operations is not expected to be material.

    In May 1995, the FASB issued Statement of Financial Accounting Standard No. 122, "Accounting for Mortgage Servicing Rights" (SFAS 122). SFAS 122 amends Statement of Financial Accounting Standard No. 65, "Accounting for Certain Mortgage Banking Activities," to require that mortgage banking enterprises recognize as separate assets rights to service mortgage loans for others, however those mortgage servicing rights are acquired. SFAS 122 also requires that mortgage banking enterprises assess the impairment of capitalized mortgage servicing rights based on the fair value of those rights on a disaggregated basis. SFAS 122 applies to fiscal years beginning after December 15, 1995; however, earlier application is encouraged. BANC ONE has yet to determine whether to adopt SFAS 122 early; however, if adopted during 1995 the impact on BANC ONE's financial position and results of operations is not expected to be material.

CONSOLIDATED QUARTERLY FINANCIAL DATA

                                                                QUARTERS
                                    -----------------------------------------------------------------
                                             1995                               1994
                                    -----------------------     -------------------------------------
     $(MILLIONS) (UNAUDITED)         SECOND         FIRST        FOURTH         THIRD        SECOND
-----------------------------------------------------------------------------------------------------
PERIOD END BALANCES
  Loans and leases (net of
     unearned income).............  $63,335.0     $62,495.5     $61,992.9     $61,647.4     $60,512.5
  Earning assets..................   77,272.1      78,486.1      79,787.7      78,752.8      80,334.2
  Total assets....................   86,783.3      87,830.5      88,922.6      88,163.7      89,812.7
  Total deposits..................   65,612.9      65,407.9      68,090.1      65,909.7      66,218.5
  Long-term borrowings............    2,088.0       2,125.9       1,866.4       1,837.1       1,844.4
  Reserve for loan and lease
     losses.......................      891.5         885.3         897.2         955.2         955.1
  Total stockholders' equity......    7,839.1       7,695.5       7,564.9       7,763.1       7,688.9
CONDENSED INCOME STATEMENT
  Net interest income (1).........   1,018.95      1,026.32      1,022.32      1,052.28      1,077.52
  Provision for loan and lease
     losses.......................      92.57         66.51         35.62         75.94         50.54
                                    ---------     ---------     ---------     ---------     ---------
  Net funds function (1)..........     926.38        959.81        986.70        976.34      1,026.98
  NON-INTEREST INCOME
     Income from fiduciary
       activities.................      58.54         58.58         53.88         53.45         59.28
     Service charges on deposit
       accounts...................     132.46        127.11        128.15        125.03        116.63
     Loan processing and servicing
       income.....................     139.04        118.43        121.01         93.06         90.96
     Securities gains (losses)....       2.79          9.79       (254.27)       (12.98)         2.74
     Other........................     134.64        148.27        113.98        174.61        103.26
                                    ---------     ---------     ---------     ---------     ---------
          Total non-interest
            income................     467.47        462.18        162.75        433.17        372.87
  NON-INTEREST EXPENSE
     Salaries and related costs...     429.08        442.95        459.15        427.29        425.24
     Other........................     481.17        485.09        582.39        530.87        457.35
                                    ---------     ---------     ---------     ---------     ---------
          Total non-interest
            expense...............     910.25        928.04      1,041.54        958.16        882.59
  Taxable equivalent adjustment...      20.89         22.72         21.04         22.33         22.81
                                    ---------     ---------     ---------     ---------     ---------
  Income before income taxes......     462.71        471.23         86.87        429.02        494.45
  Income tax provision............    (155.23)      (168.71)       (22.49)      (145.81)      (163.88)
                                    ---------     ---------     ---------     ---------     ---------
  Net income......................  $  307.48     $  302.52     $   64.38     $  283.21     $  330.57
                                    =========     =========     =========     =========     =========
Net income available to common
  shareholders....................  $  303.11     $  298.15     $   60.00     $  278.84     $  326.20
                                    =========     =========     =========     =========     =========

(1) Fully taxable equivalent basis. The Federal statutory rate used was 35% for all periods presented.

CONSOLIDATED QUARTERLY FINANCIAL DATA

                                                                  QUARTERS
                                           -------------------------------------------------------
                                                  1995                          1994
   $(MILLIONS, EXCEPT PER SHARE DATA)      -------------------     -------------------------------
               (UNAUDITED)                 SECOND       FIRST      FOURTH       THIRD      SECOND
--------------------------------------------------------------------------------------------------
KEY RATIOS
  Return on average assets (1)...........     1.43%       1.42%        .29%       1.27%       1.50%
  Return on average common equity (1)....    16.34       16.61        3.20       14.82       17.80
  Average common equity to assets........     8.60        8.40        8.52        8.46        8.32
  Tier I capital ratio...................    10.36       10.23        9.93       10.51       10.36
  Total risk adjusted capital ratio......    13.76       13.62       13.33       13.97       13.81
  Leverage ratio.........................     8.72        8.58        8.28        8.53        8.44
MARGIN ANALYSIS (1)(2)(3)
  Interest income........................     9.12        9.03        8.44        8.27        8.15
  Interest expense.......................     3.86        3.70        3.29        3.02        2.72
                                           -------     -------     -------     -------     -------
  Net interest income....................     5.26        5.33        5.15        5.25        5.43
  Provision for loan and lease losses....      .48         .35         .18         .38         .25
                                           -------     -------     -------     -------     -------
  Net funds function.....................     4.78        4.98        4.97        4.87        5.18
CREDIT ANALYSIS
  Net charge-offs to average loans and
     leases (1)..........................      .56         .49         .59         .50         .49
  Ending reserves to loans and leases....     1.41%       1.42%       1.45%       1.55%       1.58%
  Nonperforming assets:
     Total...............................  $ 430.8     $ 449.4     $ 465.7     $ 524.2     $ 523.7
     Percent of total loans and leases...      .68%        .72%        .75%        .85%        .87%
  Loans delinquent 90 days or more (4):
     Total...............................  $ 186.7     $ 172.9     $ 173.5     $ 195.4     $ 211.9
     Percent of total loans and leases...      .29%        .28%        .28%        .32%        .35%
PER SHARE DATA
  Net income.............................  $   .77     $   .75     $   .15     $   .68     $   .80
  Cash dividends declared................      .34         .34         .31         .31         .31
  Book value.............................    19.35       18.88       18.43       18.52       18.25
  Common stock price:
     High................................    35.13       30.13       30.50       35.50       38.00
     Low.................................    28.63       25.13       24.13       29.50       30.75
     Close...............................    32.25       28.50       25.38       30.00       34.25
  Preferred Series C stock price:
     High................................    61.75       54.25       57.50       63.75       68.25
     Low.................................    52.25       49.63       49.00       57.00       57.50
     Close...............................  $ 58.25     $ 51.75     $ 49.63     $ 57.50     $ 62.50
SHARES TRADED (000)
  Common.................................   53,708      48,353      72,342      46,939      55,251
  Preferred Series C.....................    1,316       1,233       1,679         892       1,200

(1) Ratios presented on an annualized basis.

(2) Fully taxable equivalent basis. The Federal statutory rate used was 35% for all periods presented.

(3) As a percent of average earning assets.

(4) Excluding nonperforming loans.

MANAGEMENT'S DISCUSSION AND ANALYSIS

     This discussion should be read in conjunction with the financial statements, notes and tables included elsewhere in this report and in the 1994 BANC ONE CORPORATION Annual Report on Form 10-K and quarterly report on Form 10-Q for the quarter ended March 31, 1995.

                             RESULTS OF OPERATIONS

NET INTEREST INCOME/NET INTEREST MARGIN

     BANC ONE's net interest income on a taxable equivalent basis was $1.02 billion and $2.05 billion for the three and six months ended June 30, 1995, compared with $1.08 billion and $2.2 billion for the same periods in 1994. Net interest margin was 5.26% and 5.29% for the three and six months ended June 30, 1995, compared with 5.43% and 5.73% for the same periods in 1994.

     Net interest income is affected by the growth, pricing, mix and maturity of interest earning assets and interest bearing liabilities, as well as other factors including loan quality. The average balance of investment securities decreased $5.1 billion for second quarter 1995 compared to second quarter 1994. This decrease is due primarily to sales of approximately $8.1 billion during the second half of 1994, offset in part by various purchases of investment securities. Despite the loan sales and the sale of the Michigan banks noted in the Balance Sheet Analysis below, average loans, primarily commercial and credit card loans, increased approximately $3.3 billion from the second quarter of 1994. BANC ONE used the proceeds from loan and securities sales, and the liquidation of short term investments, to fund some of this growth in loans and other interest earning assets as part of its overall effort to reduce sensitivity of its earnings to changes in interest rates. Average deposits increased from the second quarter of 1994, and the retail deposit mix continues to change as consumers shift funds into products offering higher yields. Despite competitive pricing on interest earning assets and interest bearing liabilities, and excluding the effects of off-balance sheet investment products, BANC ONE achieved a 32 basis point increase in the margin compared to the three months ended June 30, 1994. Individual components of net interest income and net interest margin are presented in the Summary of Average Balances, Income and Expense, Yields and Rates presented in the table on page 12.

     BANC ONE manages its interest rate sensitivity using both on-balance sheet and off-balance sheet investment products. Off-balance sheet investment products are generally used to modify the interest rate characteristics of on-balance sheet assets or liabilities in order to manage sensitivity to interest rate movements. These off-balance sheet investment products, primarily interest rate swaps, reduced net interest income by $60 million and $113 million for the three and six months ended June 30, 1995 as compared to increasing net interest income by $38 million and $138 million for the same periods in 1994. These products effectively alter on-balance sheet yields and costs. In the current interest rate environment, it is anticipated that these off-balance sheet investment products will continue to reduce yields on interest earning assets and increase interest rates on interest bearing liabilities during 1995. See page 18 for a more complete discussion of asset/liability management.

     Interest income should continue to be enhanced from the reinvestment of the proceeds from the sale of $1.2 billion in low yielding consumer loans into higher yielding investments during the second quarter of 1995. Additionally, increases in loan processing and servicing income are expected to partially offset decreases in net interest income from the sale of $380 million in credit card receivables during the second quarter of 1995 due to servicing retained on the loans sold. Loan sale transactions typically result in the elimination of loan loss reserve and charge-offs related to the loans sold. A shift from interest income to loan processing and servicing income can be expected in the forseeable future as additional loan sales occur. BANC ONE anticipates continued loan sales in future periods as opportunities present themselves.

AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES (1)

                                           1995                                               1994
                                      SECOND QUARTER                    FOURTH QUARTER                    SECOND QUARTER
                              -------------------------------   -------------------------------   -------------------------------
                                AVERAGE     INCOME/    YIELD/     AVERAGE     INCOME/    YIELD/     AVERAGE     INCOME/    YIELD/
        $(THOUSANDS)            BALANCE     EXPENSE     RATE      BALANCE     EXPENSE     RATE      BALANCE     EXPENSE     RATE
       ------------------------------------------------------------------------------------------------------------------
ASSETS:
Short-term investments....... $   795,482  $   12,520   6.31 %  $ 1,875,752  $   26,628   5.63 %  $   785,754  $    8,260   4.22 %
SECURITIES: (3)
  Taxable....................  13,399,586     221,118   6.62     14,078,784     206,534   5.82     18,121,937     244,988   5.42
  Tax-exempt.................   2,043,265      45,232   8.88      2,248,092      48,891   8.63      2,383,837      51,330   8.64
                              -----------  ----------           -----------  ----------           -----------  ----------
        Total securities.....  15,442,851     266,350   6.92     16,326,876     255,425   6.21     20,505,774     296,318   5.80
LOANS AND LEASES: (2)
  Commercial.................  17,570,318     360,794   8.24     16,087,269     302,644   7.46     15,442,813     288,728   7.50
  Real estate................  19,696,818     443,693   9.04     18,872,192     412,080   8.66     17,673,768     372,144   8.45
  Consumer, net..............  17,645,086     409,886   9.32     19,053,380     412,032   8.58     18,745,464     386,025   8.26
  Credit card................   6,087,609     250,347  16.49      6,166,139     241,415  15.53      6,192,301     241,969  15.67
  Leases, net................   1,418,744      25,574   7.23      1,254,787      25,006   7.91      1,142,610      21,237   7.45
  Reserve for loan and lease
    losses...................    (890,911)                         (927,549)                         (975,393)
                              -----------  ----------           -----------  ----------           -----------  ----------
Net loans and leases.........  61,527,664   1,490,294   9.72     60,506,218   1,393,177   9.14     58,221,563   1,310,103   9.03
                              -----------  ----------           -----------  ----------           -----------  ----------
Total earning assets.........  77,765,997   1,769,164   9.12     78,708,846   1,675,230   8.44     79,513,091   1,614,681   8.15
Other assets (3).............   8,762,773                         8,563,804                         8,835,774
                              -----------                       -----------                       -----------
Total assets................. $86,528,770                       $87,272,650                       $88,348,865
                              ===========                       ===========                       ===========
LIABILITIES:
DEPOSITS:
  Non-interest bearing
    demand................... $12,689,263                       $13,673,625                       $13,337,867
  Interest bearing demand....   8,677,213      47,519   2.20      9,142,563      46,726   2.03      9,391,993      40,556   1.73
  Savings....................   6,259,868      47,236   3.03      7,309,707      51,620   2.80      7,995,612      46,917   2.35
  Money market savings
    accounts.................  12,941,740     132,763   4.11     12,349,423     104,408   3.35     12,319,317      84,504   2.75
  Time deposits:
    CDs less than $100,000...  19,427,161     278,119   5.74     18,647,867     227,376   4.84     17,171,010     169,341   3.96
    CDs $100,000 and over:
      Domestic...............   4,122,398      56,740   5.52      3,281,183      37,448   4.53      3,548,580      34,382   3.89
      Foreign................   1,630,137      23,913   5.88      1,740,769      21,805   4.97      1,231,561      12,162   3.96
                              -----------  ----------           -----------  ----------           -----------  ----------
        Total deposits.......  65,747,780     586,290   3.58     66,145,137     489,383   2.94     64,995,940     387,862   2.39
Borrowed Funds:
  Short-term.................   9,107,053     128,996   5.68     10,126,610     124,426   4.87     12,478,527     120,229   3.86
  Long-term..................   2,091,910      34,932   6.70      1,842,654      39,100   8.42      1,843,993      29,070   6.32
                              -----------  ----------           -----------  ----------           -----------  ----------
  Total borrowed funds.......  11,198,963     163,928   5.87     11,969,264     163,526   5.42     14,322,520     149,299   4.18
                              -----------  ----------           -----------  ----------           -----------  ----------
Total interest bearing
  liabilities................  64,257,480     750,218   4.68     64,440,776     652,909   4.02     65,980,593     537,161   3.27
Other liabilities............   1,890,402                         1,468,452                         1,429,629
                              -----------                       -----------                       -----------
Total liabilities............  78,837,145                        79,582,853                        80,748,089
Preferred stock..............     249,882                           249,900                           249,900
Common stockholders'
  equity.....................   7,441,743                         7,439,897                         7,350,876
                              -----------                       -----------                       -----------
Total liabilities and
  stockholders' equity....... $86,528,770                       $87,272,650                       $88,348,865
                              ===========                       ===========                       ===========
Net interest income..........               1,018,946   5.26                  1,022,321   5.15                  1,077,520   5.43
Provision for loan and lease
  losses.....................                 (92,565) (0.48 )                  (35,619) (0.18 )                  (50,538) (0.25 )
                                           ----------  -----                 ----------  -----                 ----------  -----
Net funds function...........              $  926,381   4.78 %               $  986,702   4.97 %               $1,026,982   5.18 %
                                           ==========  =====                 ==========  =====                 ==========  =====

(1) Fully taxable equivalent basis. The Federal statutory rate used was 35% for all periods presented.

(2) Nonaccrual loans are included in loan balances. Interest income includes related fee income.

(3) Average balance is based on amortized historical cost (excluding SFAS 115 adjustments to fair value).

NON-INTEREST INCOME

                                         THREE MONTHS ENDED                    SIX MONTHS ENDED
                                         -------------------                  -------------------
                                         JUNE 30,   JUNE 30,    INCREASE      JUNE 30,   JUNE 30,    INCREASE
              $(THOUSANDS)                 1995       1994     (DECREASE)       1995       1994     (DECREASE)
--------------------------------------------------------------------------------------------------------------
Income from fiduciary activities........ $ 58,546   $ 59,284    $   (738)     $117,128   $118,297    $ (1,169)
Service charges on deposit accounts.....  132,462    116,636      15,826       259,573    230,710      28,863
Loan processing and servicing income:
  Mortgage banking......................   17,893     18,056        (163)       33,609     41,834      (8,225)
  Credit card processing and related
    fees................................   41,519     42,154        (635)       74,609     74,416         193
  Merchant processing...................   19,594     10,048       9,546        34,236     18,827      15,409
  Loan servicing income.................   60,032     20,697      39,335       115,016     44,271      70,745
                                         --------   --------   ----------     --------   --------   ----------
TOTAL LOAN PROCESSING AND SERVICING
  INCOME................................  139,038     90,955      48,083       257,470    179,348      78,122
Other income:
  Insurance.............................   21,940     18,115       3,825        40,612     34,056       6,556
  Securities............................   11,507     14,481      (2,974)       22,969     29,498      (6,529)
  Investment banking....................   10,072      7,305       2,767        14,642     13,751         891
  Income from management of collection
    pools...............................    3,325      4,607      (1,282)       16,449      9,946       6,503
  Other.................................   87,799     58,750      29,049       188,240    122,734      65,506
                                         --------   --------   ----------     --------   --------   ----------
Total other income......................  134,643    103,258      31,385       282,912    209,985      72,927
Securities gains........................    2,785      2,737          48        12,571      6,190       6,381
                                         --------   --------   ----------     --------   --------   ----------
TOTAL NON-INTEREST INCOME............... $467,474   $372,870    $ 94,604      $929,654   $744,530    $185,124
                                         =========  =========  ===========    =========  =========  ===========

     The growth in service charges on deposit accounts is primarily due to a change in check processing which resulted in an increase in fees from overdrafts of $15 million for the three months and $30 million for the six months ended June 30, 1995.

     Mortgage banking income decreased for the six months ended June 30, 1995 primarily due to a 57% decrease in mortgage loan originations during the first half of 1995 when compared to the first half of 1994 as a result of higher interest rates.

     The growth in merchant processing income is primarily due to an increase of $7 million for the three months and $10 million for the six months ended June 30, 1995 resulting from promotional sales programs introduced during 1995.

     The increase in loan servicing income is substantially due to income of $32 million for the quarter and $64 million for the six months ended June 30, 1995 from servicing retained on $2 billion in credit card receivables sold in November 1994.

     The increase in income from management of collection pools for the six months ended June 30, 1995 relates primarily to a $7 million incentive bonus earned upon completion of a collection contract.

     The increase in the other item in other income for the quarter resulted primarily from five transactions: 1) a $5 million gain on the sale of servicing related to $451 million in mortgage loans, 2) a $4 million gain on the sale of a stock transfer business, 3) a $3 million gain on the sale of $54 million in student loans, 4) a $3 million gain related to other investments, and 5) a $3 million gain on the sale of three branches.

     In addition to the quarterly items discussed above, the other item in other income increased for the six months ended June 30, 1995 due to the following four transactions: 1) the gain of $47 million related to the February sale of the four Michigan banks which had combined assets of $614 million at December 31, 1994, 2) income of $17 million on the March 1995 sale of a credit card processing software license, 3) an increase of $10 million in fees resulting from a shift from originating income tax refund anticipation loans to receiving fees for transmitting tax returns electronically, and 4) an $8 million gain during the first quarter 1995 on the sale of servicing related to $541 million in mortgage loans. These increases were partially offset by a $52 million loss related to the sale of $1.2 billion in low-yielding consumer loans. BANC ONE anticipates continuing sales of servicing related to mortgage loans in future periods.

NON-INTEREST EXPENSE

                                      THREE MONTHS ENDED                      SIX MONTHS ENDED
                                      -------------------                  -----------------------
                                      JUNE 30,   JUNE 30,    INCREASE       JUNE 30,     JUNE 30,     INCREASE
            $(THOUSANDS)                1995       1994     (DECREASE)        1995         1994      (DECREASE)
---------------------------------------------------------------------------------------------------------------
Salary and related costs............. $429,079   $425,241    $  3,838      $  872,029   $  867,228    $  4,801
Net occupancy expense................   45,162     40,834       4,328          89,175       82,245       6,930
Equipment expense....................   25,667     28,887      (3,220)         52,574       58,315      (5,741)
Taxes other than income and
  payroll............................   23,094     20,133       2,961          45,066       22,491      22,575
Depreciation and amortization........   68,960     70,564      (1,604)        143,690      138,545       5,145
Outside services and processing......  114,132    104,235       9,897         225,026      212,272      12,754
Marketing and development............   42,577     37,179       5,398          79,421       74,669       4,752
Communication and transportation.....   67,880     60,864       7,016         133,943      119,336      14,607
Other:
  Foreclosed property expense........   (3,651)    (1,004)     (2,647)         (4,330)        (756)     (3,574)
  FDIC Insurance.....................   35,820     35,337         483          71,735       70,674       1,061
  Other..............................   61,529     60,322       1,207         129,954      123,261       6,693
                                      --------   --------   ----------     ----------   ----------   ----------
Total other expense..................   93,698     94,655        (957)        197,359      193,179       4,180
                                      --------   --------   ----------     ----------   ----------   ----------
TOTAL NON-INTEREST EXPENSE........... $910,249   $882,592    $ 27,657      $1,838,283   $1,768,280    $ 70,003
                                      =========  =========  ===========    ==========   ==========   ===========

     Taxes other than income and payroll increased for the six months ended June 30, 1995 primarily due to $19 million in franchise and intangible tax reductions recorded during the first quarter of 1994 resulting from the settlement of certain audit issues from previous years.

     Outside services and processing increased primarily due to increases in consulting expenses of $5 million for the three month period and $8 million for the six month period ended June 30, 1995.

     Marketing and development increased for the quarter primarily due to a customer segmentation study and marketing expenses of $2 million related to credit card and express banking programs.

     Communication and transportation increased both quarter to date and year to date substantially as a result of increased postage expense related to three items: 1) an increase in statement mailings related to the increase in the number of credit card accounts, 2) an increase in the volume of mailings related to credit card solicitations, and 3) an increase in postage rates at the beginning of 1995.

     The benefits of operations consolidation and standardization of back office functions will be minimal during 1995 as significant parts of the plan will not be completed until late in the year. Moreover, any potential 1995 savings will likely be offset by on-going consulting and staff expenses, moving, training and other costs associated with the plan. Accordingly, significant benefits are not expected until 1996. At June 30, 1995, BANC ONE's accrued liability related to operations consolidations recorded during the fourth quarter of 1994 was $57 million, which reflects a reduction of $11 million related to severance related payments and a reduction of $6 million related to other items as compared to the quarter ended December 31, 1994.

     BANC ONE will benefit in future periods from the reduction in deposit insurance premiums announced by the FDIC on August 8, 1995. The reduction in insurance premiums for well capitalized and well managed banks will be from the current 23 cents to 4 cents for every $100 of certain deposits. The FDIC is expected to announce the effective date of the deposit insurance premium reduction during September 1995.

INCOME TAXES

     The provision for income taxes was 34.7% of pretax income for the six months ended June 30, 1995 as compared to 34.4% of pretax income for the same period in 1994. The tax rate for the six months ended June 30, 1995 approximates the anticipated effective tax rate for the year.

                             BALANCE SHEET ANALYSIS

     Total assets decreased $2.1 billion to $86.8 billion at June 30, 1995 from $88.9 billion at December 31, 1994. The decrease reflects the use of proceeds from securities sales and maturities to fund the reduction of short-term borrowings. The sale of $1.2 billion in consumer loans, the February 1995 sale of the four Michigan banks with assets at December 31, 1994 of $614 million and the sale of $474 million in credit card receivables and student loans during the first and second quarters of 1995 were offset by loan growth in the commercial, real estate and credit card portfolios.

SECURITIES

     See page 19 for the fair value and amortized cost of securities and a discussion of the asset liability management process.

LOANS AND LEASES

     The composition of the loan and lease portfolio is summarized as follows.

                                                                       DECEMBER
                                                       JUNE 30,           31,          JUNE 30,
                    $(THOUSANDS)                         1995            1994            1994
-------------------------------------------------------------------------------------------------
Commercial, financial and agricultural..............  $17,868,361     $16,619,186     $15,771,815
Real Estate:
  Commercial........................................    5,637,468       5,571,296       5,291,011
  Construction......................................    2,389,296       2,195,003       1,995,774
  Residential.......................................   12,189,467      11,273,689      10,606,059
Consumer, net.......................................   17,556,970      19,070,286      19,316,465
Credit card.........................................    6,228,416       5,924,383       6,357,066
Leases, net.........................................    1,464,985       1,339,069       1,174,349
                                                      -----------     -----------     -----------
Total loans and leases..............................  $63,334,963     $61,992,912     $60,512,539
                                                       ==========      ==========      ==========

     Total average loans and leases were $62.4 billion for the second quarter of 1995 as compared to $61.4 billion for the fourth quarter of 1994. Adjusted for the $2 billion in credit card loans sold during the fourth quarter 1994, the $1.2 billion of consumer loans sold during the second quarter of 1995, and the $474 million in credit card and student loans sold in the first and second quarters of 1995, the second quarter 1995 total average loan balances increased 11.8% from the quarter ended December 31, 1994, on an annualized basis. This growth was primarily the result of increases in commercial loans and leases of 18.6% and increases in credit card loans of 37.9%, annualized and adjusted for loan and bank sales. BANC ONE's managed credit card portfolio was $9.1 billion at June 30, 1995 as compared to $6.8 billion at June 30, 1994.

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

     The following summarizes the activity in the nonaccrual loans and OREO for the quarter ended June 30, 1995.

                                                       THREE MONTHS ENDED     SIX MONTHS ENDED
                    $(THOUSANDS)                         JUNE 30, 1995         JUNE 30, 1995
----------------------------------------------------------------------------------------------
NONACCRUAL LOANS
BALANCE, BEGINNING OF PERIOD.........................       $361,461              $377,409
Nonaccrual additions.................................        107,529               177,728
Loans returned to accrual and payments received......        (92,419)             (157,234)
Reductions due to transfers to OREO..................         (4,473)               (8,824)
Charge-offs..........................................        (22,154)              (35,167)
Other, net...........................................          3,499                  (469)
                                                       ------------------     ----------------
BALANCE, JUNE 30.....................................       $353,443              $353,443
                                                       ==================     ================
OREO
BALANCE, BEGINNING OF PERIOD.........................       $ 82,080              $ 84,355
Additions............................................         18,846                38,967
Write-downs..........................................         (3,758)               (8,911)
Sales and other, net.................................        (24,264)              (41,507)
                                                       ------------------     ----------------
BALANCE, JUNE 30.....................................       $ 72,904              $ 72,904
                                                       ==================     ================

     The following summarizes activity in the reserve for loan and lease losses.

                                                 FOR THE THREE MONTHS        FOR THE SIX MONTHS
                                                         ENDED                      ENDED
                                                       JUNE 30,                   JUNE 30,
                                                 ---------------------      ---------------------
                 $(THOUSANDS)                      1995         1994          1995         1994
-------------------------------------------------------------------------------------------------
BALANCE, BEGINNING OF PERIOD...................  $885,292     $970,910      $897,180     $967,254
(Sold) acquired reserves.......................       130        5,710        (3,922)       6,032
Provision for loan and lease losses............    92,565       50,538       159,082      130,710
Losses charged to the reserves.................  (134,456)    (123,729)     (258,472)    (252,889)
Recoveries.....................................    48,015       51,649        97,678      103,971
                                                 --------     --------      --------     --------
Net losses charged to the reserve..............   (86,441)     (72,080)     (160,794)    (148,918)
                                                 --------     --------      --------     --------
BALANCE, JUNE 30...............................  $891,546     $955,078      $891,546     $955,078
                                                 ========     ========      ========     ========

     The reserve for loan and lease losses is net of a $8.5 million decrease related to $380 million of credit card receivables sold during the second quarter of 1995. At June 30, 1995, renegotiated loans, loans delinquent over 90 days and doubtful loans were $4 million, $187 million, and $60 million, respectively. At December 31, 1994, renegotiated loans, loans delinquent over 90 days and doubtful loans were $4 million, $173 million and $33 million, respectively. BANC ONE's nonperforming loan coverage ratio increased to 249.1% for the second quarter of 1995 compared to 225.7% for the second quarter of 1994.

     The following summarizes net charge-offs (recoveries) and delinquent loans by loan type.

                                                                  NET CHARGE-OFFS       LOANS
                                                                  (RECOVERIES) TO     DELINQUENT
                                                                      AVERAGE         90 DAYS OR
                                                                    BALANCES(1)       MORE(2)(3)
------------------------------------------------------------------------------------------------
Commercial, financial and agricultural..........................        (.08)%            .15%
Real estate.....................................................         .13              .13
Consumer, net...................................................         .59              .28
Credit card.....................................................        3.69             1.26
Leases, net.....................................................         .41              .02
Total loans and leases..........................................         .56              .29

---------------

(1) Ratios presented are based on amounts for the quarter ended June 30, 1995 on an annualized basis.

(2) Excluding nonperforming loans.

(3) As a percent of ending balances as of June 30, 1995.

     On January 1, 1995, BANC ONE adopted Statements of Financial Accounting Standards Nos. 114 and 118 (SFAS 114), "Accounting by Creditors for Impairment of a Loan" and "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures." The adoption of SFAS 114 did not result in additional provisions for loan losses primarily because the majority of impaired loan valuations continue to be based on the fair value of collateral.

DEPOSITS

                                                                       DECEMBER
                                                       JUNE 30,           31,          JUNE 30,
                    $(THOUSANDS)                         1995            1994            1994
-------------------------------------------------------------------------------------------------
Non-interest bearing................................  $13,974,398     $14,405,707     $14,027,910
Interest bearing:
  Demand............................................    8,524,130       9,296,774       9,169,053
  Savings...........................................    6,087,672       7,033,573       7,952,445
  Money market accounts.............................   13,420,077      12,336,737      12,330,559
  Time deposits less than $100,000..................   19,365,784      18,906,855      17,766,164
  Time deposits greater than $100,000...............    4,240,798       6,110,408       4,972,388
                                                      -----------     -----------     -----------
Total interest bearing deposits.....................   51,638,461      53,684,347      52,190,609
                                                      -----------     -----------     -----------
Total deposits......................................  $65,612,859     $68,090,054     $66,218,519
                                                       ==========      ==========      ==========

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

LIQUIDITY AND CAPITAL

     At June 30, 1995, large liability dependence was 16.85%, an increase of .86% from December 31, 1994. The increase was primarily due to additional short-term borrowings in the first quarter to fund increased loan growth and seasonal fluctuations. The July 1995 issuance by BANC ONE of $600 million of subordinated notes, $300 million with a 10 year maturity and $300 million with a 30 year maturity, is expected to decrease large liability dependence. BANC ONE's policy is that the large liabilities position be no greater than 30 percent of earning assets. In practice, BANC ONE manages the position at much lower levels as summarized below.

                                                            JUNE
                                                             30,       DECEMBER 31,       JUNE 30,
                       $(MILLIONS)                          1995           1994             1994
----------------------------------------------------------------------------------------------------
Earning assets, net of short term investments............  $76,340       $ 76,248         $   79,597
Large liabilities:
  Net national market liabilities........................  $ 2,565       $  1,954         $    3,036
  As a percent of net earning assets.....................     3.36%          2.56%              3.81%
  Total net large liabilities............................  $12,863       $ 12,195         $   16,182
  As a percent of net earning assets.....................    16.85%         15.99%             20.33%

     BANC ONE has purchased 18 million shares of BANC ONE common stock to be used specifically for the acquisition of Premier Bancorp, Inc. (Premier), headquarted in Baton Rouge, Louisiana. During July 1995, BANC ONE signed an agreement to acquire Premier in exchange for approximately $21 million shares of BANC ONE common stock. The transaction is expected to close as early as the fourth quarter of 1995, is subject to due diligence and shareholder and regulatory approval, and will be accounted for as a purchase.

     BANC ONE has long had a policy of maintaining superior capital ratios. BANC ONE's policies require it to maintain, at a minimum, a capital position that meets the federal regulators "well capitalized" classification. At June 30, 1995, risk based tier I capital, total risk based capital and leverage ratios were 10.36%, 13.76% and 8.72%, respectively. All of these ratios are significantly above regulatory minimum capital requirements. If the July 1995 $600 million subordinated note issuance had taken place at June 30, 1995, the total risk based capital ratio would have been 14.59%.

ASSET LIABILITY MANAGEMENT

     Asset/Liability Management (ALM) at BANC ONE is an ongoing process used to manage liquidity, capital and interest rate risk. The key elements of the ALM process are discussed in further detail on pages 68 through 72 of BANC ONE's 1994 Annual Report on Form 10-K.

     The management of interest rate risk in the ALM process can be broken down into three components; earnings sensitivity risk (ESR), basis risk, and long-term risk. ESR is the risk that as interest rates change, BANC ONE's earnings will change. ESR is defined as the percentage change in BANC ONE's forecasted earnings over a 12 month period for a specific change in forecasted market interest rates. Current BANC ONE strategy is to manage ESR such that changes in market interest rates result in a reduction no greater than approximately one percent of projected annualized after-tax earnings for increases and decreases of 100 basis points. At June 30, 1995, BANC ONE's interest rate risk simulation indicated projected after-tax earnings would decline 0.3 percent for an up 100 basis point change and 1.6 percent for a down 100 basis point change. At June 30, 1995, BANC ONE's interest rate risk simulation indicated projected after-tax earnings would decline 1.1 percent for an up 200 basis point change and 4.3 percent for a down 200 basis point change. A significant contributor to the risk of falling interest rates is the assumption in the model that certain retail deposit rates are relatively inelastic in declining interest rate scenarios.

     BANC ONE uses both on-balance and off-balance sheet investment products to manage interest rate risk. The off-balance sheet investment products utilized are primarily interest rate swaps. Interest rate swap agreements involve the exchange of interest payments without the exchange of the underlying notional amount on which the interest payments are calculated. BANC ONE has entered into interest rate swap agreements that synthetically alter assets and liabilities as part of its ALM process to manage the impact of fluctuating interest rates.

     Following are the fair value and amortized cost of securities by type and the estimated maturities and weighted average fixed rates of off-balance sheet investment products by type. A key assumption in the maturity information below is that future variable rates move as indicated by the forward interest rate curve in existence at June 30, 1995. To the extent that the interest rates move in a fashion other than indicated in the forward interest rate curve the maturity information will change.

                                      JUNE 30, 1995            DECEMBER 31, 1994            JUNE 30, 1994
                                  ----------------------     ----------------------     ----------------------
                                  AMORTIZED   ESTIMATED      AMORTIZED   ESTIMATED      AMORTIZED   ESTIMATED
           $(MILLIONS)              COST      FAIR VALUE       COST      FAIR VALUE       COST      FAIR VALUE
--------------------------------------------------------------------------------------------------------------
SECURITIES HELD TO MATURITY:
  United States treasury and
    agencies.....................  $   433     $    432       $   546     $    532       $   889     $    881
  Mortgage and asset-backed
    securities:
    Government...................    1,559        1,595         1,405        1,378         1,533        1,542
    Other........................      505          511           492          485           563          565
  Tax exempt.....................    1,971        2,013         2,182        2,167         2,392        2,426
  Other..........................      203          224           209          228           159          180
                                  ---------   ----------     ---------   ----------     ---------   ----------
Total securities held to
  maturity.......................    4,671        4,775         4,834        4,790         5,536        5,594
                                  ---------   ----------     ---------   ----------     ---------   ----------
SECURITIES AVAILABLE FOR SALE:
  United States treasury and
    agencies.....................    3,012        3,011         3,700        3,693         8,249        8,040
  Mortgage and asset-backed
    securities:
    Government...................    3,507        3,502         3,312        3,206         3,347        3,278
    Other........................    2,468        2,445         3,144        3,072         2,938        2,885
  Tax exempt.....................       21           21            34           34            33           34
  Other..........................      237          246           306          313           239          266
                                  ---------   ----------     ---------   ----------     ---------   ----------
Total securities available for
  sale...........................    9,245        9,225        10,496       10,318        14,806       14,503
                                  ---------   ----------     ---------   ----------     ---------   ----------
TOTAL SECURITIES.................  $13,916     $ 14,000       $15,330     $ 15,108       $20,342     $ 20,097
                                  ==========  ===========    ==========  ==========     ==========  ==========

                                         Maturities of off-Balance Sheet Investment
                                              Products at June 30, 1995 (1)(2)                         Ending Balances at
                                ------------------------------------------------------------   ----------------------------------
                                                                             2000-             June 30,   December 31,   June 30,
         $(millions)             1995     1996     1997     1998     1999     2004    2005+      1995         1994         1994
       ------------------------------------------------------------------------------------------------------------------
Receive fixed generic swaps
    Notional value............  $1,080   $1,045   $3,053   $1,000            $1,126   $  150   $ 7,454      $  6,995     $ 7,116
    Weighted average receive
      rate....................    5.97%   5.78%    5.10%    5.64%             6.78%    5.82%     5.66%         5.37%       5.37%
Receive fixed amortizing swaps
    Notional value............  $1,845   $5,955   $2,112   $  732   $   24   $   15            $10,683      $ 15,442     $14,950
    Weighted average receive
      rate....................    5.53%   5.26%    5.26%    5.47%    7.56%    8.82%              5.33%         5.24%       5.31%
Pay fixed swaps
    Notional value............  $1,185   $2,505   $   63   $  110   $    6   $    6            $ 3,875      $  5,548     $ 4,612
    Weighted average pay
      rate....................    6.42%   5.60%    9.45%    6.22%    8.69%    8.16%              5.94%         5.51%       5.24%
Purchased caps
    Notional value............           $4,712   $    3   $    4   $    4   $   23   $    7   $ 4,753      $  6,186     $ 3,672
                                ------   ------   ------   ------   ------   ------   ------   --------   ------------   --------
Net receive fixed position....  $1,740     (217)   5,099    1,618       14    1,112      143     9,509        10,703      13,782
Basis swaps
    Notional value............      13    4,211    3,648      322       24                       8,218         8,102       8,128
Forward starting swaps (3)
    Notional value............                                                                                   500       3,950
Other(4)
    Notional value............  $2,443   $2,305   $  650   $  162   $  109   $  424   $    5   $ 6,098      $  2,846     $ 2,585

(1) Maturities are based on estimated future interest rates from the forward interest curve at June 30, 1995.

(2) Variable receive and pay interest rates, which are based primarily on three month LIBOR or prime, are not included in the table above.

(3) Forward starting swaps at June 30, 1994 were generic receive fixed swaps.

(4) Other off-balance sheet investment products include customer transactions, floors, futures, options, swap options, caps, forward rate agreements, and currency swaps.

                                                                                        December 31,
                                                 June 30, 1995                              1994
                           ---------------------------------------------------------   --------------
                           Total Notional   Unrealized   Unrealized   Net Unrealized   Net Unrealized
       $(millions)             Amount         Gains        Losses      Gain (Loss)      Gain (Loss)
-----------------------------------------------------------------------------------------------------
Generic receive fixed....     $  7,454         $ 31        $  (84)        $  (53)         $   (153)
Amortizing receive
  fixed..................       10,683           17          (139)          (122)             (988)
Pay fixed................        3,875           12           (18)            (6)               86
Purchased caps...........        4,753                        (22)           (22)               81
Basis....................        8,218                       (100)          (100)             (342)
Forward starting.........                                                                      (34)
Other....................        6,098           59            (5)            54                44
                           --------------   ----------   ----------      -------       --------------
Total....................     $ 41,081         $119        $ (368)        $ (249)         $ (1,306)
                           =============    =========    =========    =============    =============

     The 1994 BANC ONE CORPORATION annual report provided certain fair value information based on interest rates at December 31, 1994. Since that date, interest rates have decreased and, as a result the fair value of fixed rate liabilities has become less favorable and the value of certain loan products more favorable due to these changes in market interest rates. The net change is not material.

                     BANC ONE CORPORATION AND SUBSIDIARIES
                                    PART II
                               OTHER INFORMATION

Item 1  -  Inapplicable

Item 2  -  Inapplicable

Item 3  -  Inapplicable

Item 4  -  Submission of Matters to a Vote of Security Holders

          a. The matters discussed in paragraphs (c) and (d) below were submitted to a vote of security holders at the Annual Meeting of Shareholders of the Registrant held on April 18, 1995.

          b. Inapplicable.

          c. (1) Election of Directors:

                      Shares Voted
---------------------------------------------------------
                                             Against/
          Name                 For           Withheld
---------------------------------------------------------
Charles E. Exley           324,383,945        2,566,989
E. Gordon Gee              323,858,754        3,092,180
John R. Hall               324,530,822        2,420,112
Laban P. Jackson           324,168,900        2,782,034
Richard J. Lehmann         324,545,509        2,405,425
John B. McCoy              324,277,055        2,673,879
John G. McCoy              324,161,480        2,789,454
Richard L. Scott           324,150,195        2,800,739
Thekla R. Shackelford      324,461,552        2,489,382
Alex Shumate               320,817,624        6,133,310
Frederick P. Stratton,
  Jr.                      324,487,592        2,463,342
Robert D. Walter           324,506,131        2,444,803

            (2) Approval of the BANC ONE CORPORATION 1995 Stock Incentive Plan:

                      Shares Voted
---------------------------------------------------------
                                           Abstentions/
           For               Against     Broker Non-Votes
---------------------------------------------------------
227,497,940                52,171,586        47,281,408

            (3) Approval of Amendment of the BANC ONE CORPORATION 1994 Key
                Executive Management Incentive Compensation Plan:

                      Shares Voted
---------------------------------------------------------
                                           Abstentions/
           For               Against     Broker Non-Votes
---------------------------------------------------------
299,883,544                20,133,088         6,934,302

          d. Inapplicable.

Item 5  -  Inapplicable

Item 6  -  EXHIBITS AND REPORTS ON FORM 8-K

          a. In compliance with Part I Financial Information the following exhibits are incorporated by reference:

            Exhibit 10 - Material Contracts

                   a. BANC ONE CORPORATION 1995 Stock Incentive Plan

                   b. BANC ONE CORPORATION Amended 1994 Key Executive Management
                      Incentive Compensation Plan

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

                                              BANC ONE CORPORATION

       August 14, 1995                        /s/ WILLIAM C. LEITER
------------------------------    ---------------------------------------------
             Date                               William C. Leiter
                                                 Controller and
                                            Chief Accounting Officer