Form 10-Q
period 1995-09-30
BANC ONE CORP /OH/
filed 1995-11-14
CIK 36090

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For The Quarterly Period Ended September 30, 1995.

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

The number of shares outstanding of the registrant's common stock, no par value, $5 stated value, was 391,284,501 at October 31, 1995.

                                   FORM 10-Q
                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements                                                                                            Page
                                                                                                                         ----

         Consolidated Balance Sheet . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4
         Consolidated Statement of Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5
         Consolidated Statement of Cash Flows . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 6
         Supplemental Disclosures for Statement of Cash Flows . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 7
         Consolidated Statement of Changes in Stockholders' Equity  . . . . . . . . . . . . . . . . . . . . . . . . . . . 7
         Notes to the Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 8
         Consolidated Quarterly Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9
         Average Balances, Income and Expense, Yields and Rates . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11

Item 2.  Management's Discussion and Analysis

         Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13
                 Net Interest Income/Net Interest Margin  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13
                 Non-Interest Income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14
                 Non-Interest Expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15
                 Income Taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15
         Balance Sheet Analysis . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16
                 Loans and Leases . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16
                 Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18
                 Liquidity and Capital  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19
                 Asset Liability Management . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  22

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  23

                     BANC ONE CORPORATION AND SUBSIDIARIES
                                     PART I
                             FINANCIAL INFORMATION


BANC ONE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
                                                              SEPTEMBER 30,      DECEMBER 31,     SEPTEMBER 30,
$(THOUSANDS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)                     1995              1994              1994
---------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                          $5,038,540        $5,073,417        $5,070,208
Short-term investments                                              483,429         3,539,596           905,726
SECURITIES:
     Securities held to maturity (estimated fair value            4,316,523         4,834,384         5,013,878
     $4,426,282, $4,790,433, $5,049,595,
     respectively)
     Securities available for sale                                9,723,758        10,318,030        12,141,021
                                                                -----------       -----------       -----------

          Total securities                                       14,040,281        15,152,414        17,154,899

Loans and leases                                                 65,412,683        61,992,912        61,647,354
     Allowance for credit losses                                    915,453           897,180           955,157
                                                                -----------       -----------       -----------
          Net loans and leases                                   64,497,230        61,095,732        60,692,197
OTHER ASSETS:
     Bank premises and equipment, net                             1,524,694         1,517,647         1,491,350
     Interest earned, not collected                                 646,747           566,840           628,848
     Other real estate owned                                         83,203            84,355            90,475
     Excess of cost over net assets of affiliates                   250,647           262,895           273,912
          purchased
     Other                                                        1,788,542         1,629,690         1,856,108
                                                                -----------       -----------       -----------
          Total other assets                                      4,293,833         4,061,427         4,340,693
                                                                -----------       -----------       -----------
          Total assets                                          $88,353,313       $88,922,586       $88,163,723
                                                                ===========       ===========       ===========
LIABILITIES
DEPOSITS:
     Non-interest bearing                                       $13,476,471       $14,405,707       $13,739,282
     Interest bearing                                            52,815,217        53,684,347        52,170,419
                                                                -----------       -----------       -----------
          Total deposits                                         66,291,688        68,090,054        65,909,701
Federal funds purchased and repurchase agreements                 5,653,810         5,186,527         6,737,521
Other short-term borrowings                                       3,925,019         4,435,242         4,589,177
Long-term borrowings                                              2,677,205         1,866,448         1,837,147
Accrued interest payable                                            386,067           351,293           292,702
Other liabilities                                                 1,417,371         1,428,162         1,034,358
                                                                -----------       -----------       -----------
          Total liabilities                                      80,351,160        81,357,726        80,400,606
                                                                 ----------        ----------        ----------
STOCKHOLDERS' EQUITY

Preferred stock, 35,000,000 shares authorized:
     Series C convertible, no par value 4,997,061,
          4,997,999  and 4,998,000 shares  issued and
          outstanding, respectively                                 249,853           249,900           249,900
Common stock, no par value, $5 stated value,  600,000,000
     shares authorized, 410,589,667, 408,985,564 and
     408,631,080 shares issued, respectively                      2,052,948         2,044,928         2,043,155
Capital in excess of aggregate stated value of common             3,812,517         3,796,746         3,790,432
     stock
Retained earnings                                                 2,445,499         1,921,256         1,985,178
Net unrealized holding gains (losses) on securities
     available for sale, net of tax                                   3,115         (111,517)         (207,661)
Treasury stock (19,361,000, 11,999,500, and 2,900,700
     shares, respectively), at cost                               (561,779)         (336,453)          (97,887)
                                                                -----------       -----------       -----------
          Total stockholders' equity                              8,002,153         7,564,860         7,763,117
                                                                -----------       -----------       -----------
          Total liabilities and stockholders' equity            $88,353,313       $88,922,586       $88,163,723
                                                                ===========       ===========       ===========

The accompanying notes are an integral part of the financial statements.


BANC ONE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME

                                                              FOR THE THREE MONTHS ENDED          FOR THE NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                      SEPTEMBER 30,
                                                              --------------------------          -------------------------
$(THOUSANDS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)                1995           1994               1995            1994
---------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
     Interest and fees on loans and leases                     $1,547,381     $1,368,153         $4,492,750      $3,991,885

     Interest and dividends on:
          Taxable securities                                      200,623        228,300            629,764         669,492
          Tax exempt securities                                    28,335         33,963             90,647         103,224
     Other interest income                                          9,619          8,326             49,778          24,113
                                                               ----------     ----------         ----------      ----------
          Total interest income                                 1,785,958      1,638,742          5,262,939       4,788,714

INTEREST EXPENSE:
     Interest on deposits:
          Demand and savings deposits                             234,674        186,683            681,044         517,772
          Time deposits                                           343,855        254,101          1,033,705         667,108
     Interest on borrowings                                       169,010        165,644            496,715         411,052
                                                               ----------     ----------         ----------      ----------
          Total interest expense                                  747,539        606,428          2,211,464       1,595,932
                                                               ----------     ----------         ----------      ----------

          Net interest income                                   1,038,419      1,032,314          3,051,475       3,192,782
Provision for credit losses                                       132,526         75,940            291,608         206,650
                                                               ----------     ----------         ----------      ----------
     Net interest income after provision for credit
      losses                                                      905,893        956,374          2,759,867       2,986,132

NON-INTEREST INCOME:
     Income from fiduciary activities                              60,052         53,449            177,180         171,746
     Service charges on deposit accounts                          140,811        125,029            400,384         355,739
     Loan processing and servicing income                         142,586         90,689            385,277         266,991
     Securities gains (losses)                                      7,294       (12,975)             19,865         (6,785)
     Other                                                        122,127        174,611            396,056         384,596
                                                               ----------     ----------         ----------      ----------
          Total non-interest income                               472,870        430,803          1,378,762       1,172,287

NON-INTEREST EXPENSE:
     Salaries and related costs                                   430,135        427,290          1,302,164       1,294,518
     Net occupancy expense, exclusive of depreciation              40,965         44,849            121,157         127,094
     Equipment expense                                             26,372         29,293             78,946          87,608
     Taxes other than income and payroll                           23,571         21,275             68,637          43,766
     Depreciation and amortization                                 71,635         94,507            215,325         233,052
     Outside services and processing                              101,144        112,593            309,637         311,894
     Marketing and development                                     37,210         38,936            129,789         126,576
     Communication and transportation                              66,955         60,811            200,898         180,147
     Other                                                         82,224        128,605            279,583         321,784
                                                               ----------     ----------         ----------      ----------
          Total non-interest expense                              880,211        958,159          2,706,136       2,726,439
                                                               ----------     ----------         ----------      ----------
Income before income taxes                                        498,552        429,018          1,432,493       1,431,980

INCOME TAX PROVISION (BENEFIT):
     Income excluding securities transactions                     165,006        150,347            484,180         493,623
     Securities transactions                                        2,529        (4,541)              7,296         (2,375)
                                                               ----------     ----------         ----------      ----------
          Provision for income taxes                              167,535        145,806            491,476         491,248
                                                               ----------     ----------         ----------      ----------
Net income                                                     $  331,017     $  283,212         $  941,017      $  940,732
                                                               ==========     ==========         ==========      ==========
Net income per common share                                          $.83           $.68              $2.35           $2.27
                                                               ==========     ==========         ==========      ==========
Weighted average common shares outstanding (000)                  393,537        408,963            394,569         408,115
                                                               ==========     ==========         ==========      ==========


The accompanying notes are an integral part of the financial statements.


BANC ONE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED  SEPTEMBER 30,

$(THOUSANDS) (UNAUDITED)                                                                       1995            1994
---------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income                                                                                 $  941,017      $  940,732
     ADJUSTMENTS:
          Provision for credit losses                                                         291,608         206,650
          Depreciation expense                                                                172,541         174,201
          Amortization of intangibles                                                          42,784          58,851
          Amortization (accretion) - securities                                              (62,618)          94,909
          Amortization of purchased mortgage servicing rights                                   7,148           8,824
          Net decrease in trading account                                                      14,015         100,140
          Net decrease (increase) in mortgage loans held for sale                           (180,756)         967,997
          Net increase in deferred loan costs                                                 (7,860)        (12,818)
          Securities (gains) losses                                                          (19,865)           6,785
          Gain on the sale of banks and branch offices                                       (58,546)            (390)
          (Gain) loss on sale of loans and other assets                                        17,201         (69,986)
          Net increase in other assets                                                      (228,708)       (370,464)
          Net increase (decrease) in other liabilities                                         83,735        (96,933)
          Net change in deferred income taxes                                                 159,498         121,069
                                                                                           ----------      ----------
               Net cash provided by operating activities                                    1,171,194       2,129,567
                                                                                           ----------      ----------
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
     Purchases of securities available for sale                                           (7,491,156)     (7,528,764)
     Purchases of securities held to maturity                                               (599,468)       (790,150)
     Maturities of securities available for sale                                            5,840,766       1,521,421
     Maturities of securities held to maturity                                              1,103,133       2,054,876
     Sales of securities available for sale                                                 2,179,671       5,295,836
     Net increase in loans, excluding sales and purchases                                 (5,965,727)     (5,843,005)
     Sales of loans and other assets                                                        2,520,452       1,414,601
     Purchases of loans and related premiums                                                (577,828)       (558,037)
     Net decrease in short-term investments                                                 3,114,687         183,589
     Additions to bank premises and equipment                                               (227,351)       (223,692)
     Sale of banks                                                                             95,698
     Net cash acquired in acquisitions                                                         42,413       1,180,497
     Net increase in mortgage servicing rights                                               (38,000)         (7,285)
     All other investing activities - net                                                         101
                                                                                           ----------      -----------
          Net cash used in investing activities                                               (2,609)     (3,300,113)
                                                                                           ----------      ----------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
     Net decrease in demand deposit, money market and savings accounts                      (629,424)     (2,337,247)
     Net increase (decrease) in time deposits                                               (391,074)       1,839,254
     Net increase (decrease) in short-term borrowings                                        (35,205)       2,262,022
     Issuance of long-term borrowings, net                                                    954,025          55,642
     Repayment of long-term borrowings                                                      (141,876)        (22,942)
     Cash dividends paid                                                                    (537,584)       (492,335)
     Sales of branch offices:
          Deposit liabilities assumed by purchasers                                         (246,378)        (52,318)
          Other, net                                                                           32,398          25,675
     Purchase of treasury stock                                                             (225,326)        (97,887)
     Other, net increase                                                                       16,982          51,001
                                                                                           ----------      ----------
          Net cash provided by (used in) financing activities                             (1,203,462)       1,230,865
                                                                                           ----------      ----------
(Decrease) Increase in cash and cash equivalents                                             (34,877)          60,319
Cash and cash equivalents at January 1                                                      5,073,417       5,009,889
                                                                                           ----------      ----------
Cash and cash equivalents at September 30                                                  $5,038,540      $5,070,208
                                                                                           ==========      ==========

The accompanying notes are an integral part of the financial statements.


BANC ONE CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL DISCLOSURES FOR STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30,

$(THOUSANDS) (UNAUDITED)                                                                        1995        1994
-------------------------------------------------------------------------------------------------------------------
Transfer from loans to Other Real Estate Owned (OREO)                                        $67,947        $48,915
                                                                                          ==========    ===========
Net decrease in trade date accounting entries for investment securities                     $293,898       $117,344
                                                                                          ==========    ===========

Loans issued to facilitate the sale of OREO properties                                        $4,380        $22,879
                                                                                          ==========     ==========
Additional Disclosures:
     Interest paid                                                                        $2,173,437     $1,546,045
                                                                                          ==========     ==========
     Income taxes paid                                                                      $238,679       $399,537
                                                                                          ==========     ==========

The accompanying notes are an integral part of the financial statements.



BANC ONE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                FOR THE THREE MONTHS ENDED         FOR THE NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                      SEPTEMBER 30,
                                                               ----------------------------      ------------------------------
$(THOUSANDS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)                   1995              1994            1995                1994
-------------------------------------------------------------------------------------------------------------------------------
BALANCE, BEGINNING OF PERIOD                                   $7,839,071        $7,688,899      $7,564,860          $7,433,170
Net income                                                        331,017           283,212         941,017             940,732
Exercise of stock options, net of shares purchased                (1,362)             (769)         (4,164)             (4,558)
Shares issued in acquisitions                                                         3,609           3,647              33,824

Pooled affiliate stock issuance, sales of stock to
     employee benefit plans and other                               3,190             8,032          21,146              51,948
Cash dividends:
     Corporation:
          Common ($.34 and $.31 per share for the three
          months and $1.02 and $.93 per share for the
          nine months ended September 30, 1995 and
          1994, respectively)                                   (133,111)         (126,105)       (400,541)           (363,292)
          Series C preferred ($.88 per share for the
          three months and $2.63 per share for the nine
          months ended September 30, 1995 and 1994,
          respectively)                                           (4,372)           (4,373)        (13,118)            (13,119)
     Pooled affiliates                                                                                                 (10,040)

Change in unrealized holding gains (losses) on
     securities available for sale, net of tax                     14,463          (16,884)         114,632           (207,661)
Purchase of treasury stock                                       (46,743)          (72,504)       (225,326)            (97,887)
                                                                 --------          --------       ---------            --------
BALANCE, END OF PERIOD                                         $8,002,153        $7,763,117      $8,002,153          $7,763,117
                                                               ==========        ==========      ==========          ==========


The accompanying notes are an integral part of the financial statements.


NOTES TO THE FINANCIAL STATEMENTS

1. The accompanying financial statements are unaudited. However, in the opinion of management, they contain the adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position and the results of operations. The notes to the financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 1994 and the quarterly reports on Form 10-Q for the quarters ended March 31, 1995 and June 30, 1995 should be read in conjunction with these financial statements. "The Corporation" is defined as parent company only. "BANC ONE" is defined as the Corporation and all significant majority-owned subsidiaries. Certain prior period amounts have been reclassified to compare with current presentation.

2. The provision for income taxes is at a rate which management believes will approximate the effective rate for the year.

3. In 1991, the Corporation acquired an option to purchase Premier Bancorp, Inc. (Premier) headquartered in Baton Rouge, Louisiana. In July 1995, the Corporation signed an agreement to acquire Premier, which if approved by its shareholders and regulators, will supersede the previous option. The transaction is expected to close in the first quarter of 1996. The new agreement provides for the acquisition of Premier in exchange for up to
     21.9 million BANC ONE shares in a transaction to be accounted for as a
     purchase.   The Board of Directors has approved the purchase of up to 21.9 million shares of the Corporation's common stock for use in this transaction. The shares purchased to date for this purpose are shown as treasury stock on the accompanying balance sheet. Premier had assets of $5.5 billion at September 30, 1995 and operates 150 banking offices throughout Louisiana.

4. Mortgage loans held for sale were $537 million, $356 million and $324 million at September 30, 1995, December 31, 1994 and September 30, 1994, respectively. Such loans are carried at the lower of cost or market determined on an aggregate basis.

5. BANC ONE adopted Statements of Financial Accounting Standards (SFAS) No.'s 114 and 118 (SFAS 114), "Accounting by Creditors for Impairment of a Loan" and "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" as of January 1, 1995. The adoption of SFAS 114 did not result in additional provisions for credit losses primarily because the majority of impaired loan valuations continue to be based on the fair value of collateral.

     In October 1995, the Financial Accounting Standards Board (FASB) tentatively decided as part of a Special Report entitled "A Guide to Implementation of Statement 115 on Accounting for Certain Investment in Debt and Equity Securities", that it would allow entities to make a one-time reclassification of their investment securities in year-end 1995 financial statements. This would allow entities to transfer securities into either the held-to-maturity, available-for-sale or trading categories without tainting the rest of their investment portfolio. Management has not yet determined the impact of any such reclassification but believes it would be immaterial.

     In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." BANC ONE will adopt SFAS 121 effective January 1, 1996. The impact on BANC ONE's financial position and results of operations is not expected to be material.

     In May 1995, the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights". SFAS 122 amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities". The standard must be adopted no later than January 1, 1996 but may be adopted early. Regardless of the period of adoption, the impact on BANC ONE's financial position and results of operations is not expected to be material.

     In October 1995, the FASB issued SFAS No. 123 "Accounting for Stock-Based Compensation", which defines a fair value based method of accounting for employee stock options or similar equity instruments. However, it also allows an entity to continue to account for these plans according to Accounting Principles Board (APB) Opinion No. 25, provided pro forma disclosures of net income and earnings per share are made, as if the fair value based method of accounting defined by SFAS No. 123 had been applied. BANC ONE anticipates electing to continue to measure compensation cost related to employee stock options using APB Opinion 25, and will disclose the pro forma effects of all awards granted in fiscal years beginning after December 15, 1994 in the 1995 annual report.

CONSOLIDATED QUARTERLY FINANCIAL DATA

                                                                                   QUARTERS
                                                           ------------------------------------------------------------
                                                                        1995                            1994
                                                           ------------------------------------------------------------
$(MILLIONS) (UNAUDITED)                                    THIRD       SECOND        FIRST       FOURTH       THIRD
-----------------------------------------------------------------------------------------------------------------------
PERIOD END BALANCES
     Loans and leases (net of unearned income)             $65,412.7   $63,335.0    $62,495.5    $61,992.9    $61,647.4
     Earning assets                                         79,020.9    77,272.1     78,486.1     79,787.7     78,752.8
     Total assets                                           88,353.3    86,783.3     87,830.5     88,922.6     88,163.7
     Total deposits                                         66,291.7    65,612.9     65,407.9     68,090.1     65,909.7
     Long-term borrowings                                    2,677.2     2,088.0      2,125.9      1,866.4      1,837.1
     Allowance for credit losses                               915.5       891.5        885.3        897.2        955.2
     Total stockholders' equity                              8,002.2     7,839.1      7,695.5      7,564.9      7,763.1

CONDENSED INCOME STATEMENT
     Net interest income (1)                                1,057.66    1,024.36     1,032.31     1,027.83     1,054.65
     Provision for credit losses                              132.52       92.56        66.51        35.62        75.94
                                                             -------     -------      -------       ------      -------
     Net funds function (1)                                   925.14      931.80       965.80       992.21       978.71
     NON-INTEREST INCOME
           Income from fiduciary activities                    60.05       58.54        58.58        53.88        53.45
           Service charges on deposit accounts                140.81      132.46       127.11       128.15       125.03
           Loan processing and servicing income               142.59      130.24       112.44       115.50        90.69
           Securities gains (losses)                            7.29        2.79         9.79     (254.27)      (12.98)
           Other                                              122.13      130.10       143.83       113.98       174.61
                                                             -------     -------      -------       ------      -------
                Total non-interest income                     472.87      454.13       451.75       157.24       430.80

     NON-INTEREST EXPENSE
           Salaries and related costs                         430.14      429.08       442.95       459.15       427.29
           Other                                              450.07      473.25       480.65       582.39       530.87
                                                             -------     -------      -------       ------      -------
                Total non-interest expense                    880.21      902.33       923.60     1,041.54       958.16
     Taxable equivalent adjustment                             19.25       20.89        22.72        21.04        22.33
                                                             -------     -------      -------       ------      -------
     Income before income taxes                               498.55      462.71       471.23        86.87       429.02
     Income tax provision                                     167.53      155.23       168.71        22.49       145.81
                                                             -------     -------      -------       ------      -------
     Net income                                              $331.02     $307.48      $302.52       $64.38      $283.21
                                                             =======     =======      =======       ======      =======


Net income available to common shareholders                  $326.65     $303.11      $298.15       $60.00      $278.84
                                                             =======     =======      =======       ======      =======


1) Fully taxable equivalent basis. The Federal statutory rate used was 35% for all periods presented.


CONSOLIDATED QUARTERLY FINANCIAL DATA

                                                                                       QUARTERS
                                                               ------------------------------------------------------------
                                                                             1995                            1994
                                                               ------------------------------------------------------------
$(MILLIONS, EXCEPT PER SHARE DATA) (UNAUDITED)                 THIRD        SECOND       FIRST       FOURTH       THIRD
---------------------------------------------------------------------------------------------------------------------------
KEY RATIOS

     Return on average assets (1)                                  1.51%        1.43%       1.42%         .29%        1.27%
     Return on average common equity (1)                           17.09        16.34       16.61         3.20        14.82
     Average common equity to assets                                8.74         8.60        8.40         8.52         8.46
     Tier I capital ratio                                          10.11        10.36       10.23         9.93        10.51
     Total risk adjusted capital ratio                             14.17        13.76       13.62        13.33        13.97
     Leverage ratio                                                 8.88         8.72        8.58         8.28         8.53

MARGIN ANALYSIS (1)(2)(3)
     Interest income                                                9.19         9.15        9.06         8.47         8.28
     Interest expense                                               3.80         3.86        3.70         3.29         3.02
                                                                    ----         ----        ----         ----         ----
     Net interest income                                            5.39         5.29        5.36         5.18         5.26
     Provision for credit losses                                     .68          .48         .35          .18          .38
                                                                     ---          ---         ---          ---          ---
     Net funds function                                             4.71         4.81        5.01         5.00         4.88

CREDIT ANALYSIS
     Net charge-offs to average loans and leases (1)                 .67          .56         .49          .59          .50

     Ending allowance to loans and leases                          1.40%        1.41%       1.42%        1.45%        1.55%
     Nonperforming assets:
           Total                                                  $444.7       $430.8      $449.4       $465.7       $524.2
           Percent of total loans and leases                        .68%         .68%        .72%         .75%         .85%
     Loans delinquent 90 days or more (4):
           Total                                                  $212.3       $186.7      $172.9       $173.5       $195.4
           Percent of total loans and leases                        .32%         .29%        .28%         .28%         .32%

     Allowance to nonperforming loans                             253.3%       249.1%      241.0%       235.3%       220.2%

PER SHARE DATA
     Net income                                                     $.83         $.77        $.75         $.15         $.68
     Cash dividends declared                                         .34          .34         .34          .31          .31
     Book value                                                    19.82        19.35       18.88        18.43        18.52
     Common stock price:
           High                                                    36.75        35.13       30.13        30.50        35.50
           Low                                                     30.75        28.63       25.13        24.13        29.50
           Close                                                   36.50        32.25       28.50        25.38        30.00
     Preferred Series C stock price:
           High                                                    64.00        61.75       54.25        57.50        63.75
           Low                                                     55.58        52.25       49.63        49.00        57.00
           Close                                                  $63.75       $58.25      $51.75       $49.63       $57.50
SHARES TRADED (000)
     Common                                                       39,873       53,708      48,353       72,342       46,939
     Preferred Series C                                              990        1,316       1,233        1,679          892


(1) Ratios presented on an annualized basis.
(2) Fully taxable equivalent basis. The Federal statutory rate used was 35% for all periods presented.
(3) As a percent of average earning assets.
(4) Excluding nonperforming loans.


AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES (1)

                                                    THREE MONTHS ENDED                       THREE MONTHS ENDED
                                                    SEPTEMBER 30, 1995                       SEPTEMBER 30, 1994
                                           -------------------------------------------------------------------------------
                                           AVERAGE         INCOME/       YIELD/        AVERAGE         INCOME/     YIELD/
$(THOUSANDS)(UNAUDITED)                     BALANCE        EXPENSE        RATE         BALANCE         EXPENSE      RATE
--------------------------------------------------------------------------------------------------------------------------
ASSETS:
Short-term investments                         $672,794        $10,542       6.22%          $725,473        $9,114   4.98%

SECURITIES: (3)
    Taxable                                  12,153,543        200,865        6.56        16,533,740       228,440    5.48
    Tax-exempt                                1,905,319         41,841        8.71         2,350,704        50,274    8.48
                                            -----------      ---------                   -----------     ---------
         Total securities                    14,058,862        242,706        6.85        18,884,444       278,714    5.86

LOANS AND LEASES: (2)
    Commercial                               17,685,598        364,821        8.18        15,576,172       294,848    7.51
    Real estate                              20,425,804        464,420        9.02        18,240,188       388,841    8.46
    Consumer, net                            17,904,488        422,874        9.37        19,353,980       406,106    8.32
    Credit card                               6,542,512        273,369       16.58         6,569,145       261,983   15.82
    Leases, net                               1,506,962         26,471        6.97         1,183,974        21,471    7.19
    Allowance for credit losses               (894,091)                                    (959,563)
                                            -----------      ---------                   -----------     ---------
Net loans and leases                         63,171,273      1,551,955        9.75        59,963,896     1,373,249    9.09
                                            -----------      ---------                   -----------     ---------
Total earning assets                         77,902,929      1,805,203        9.19        79,573,813     1,661,077    8.28
Other assets (3)                              8,877,451                                    8,680,130
                                            -----------                                  -----------
Total assets                                $86,780,380                                  $88,253,943
                                            ===========                                  ===========

LIABILITIES:
DEPOSITS:
    Non-interest bearing demand             $12,977,594                                  $13,396,649
    Interest bearing demand                   8,416,543         43,245        2.04         9,221,459        43,028    1.85
    Savings                                   5,914,183         43,417        2.91         7,719,171        50,136    2.58
    Money market savings accounts            14,079,479        148,012        4.17        12,342,637        93,519    3.01
    Time deposits:
         CDs less than $100,000              19,295,119        280,284        5.76        18,126,913       201,933    4.42
         CDs $100,000 and over:
             Domestic                         3,626,943         44,589        4.88         3,593,945        38,314    4.23
             Foreign                          1,307,358         18,982        5.76         1,260,777        13,854    4.36
                                            -----------      ---------                   -----------       -------
             Total deposits                  65,617,219        578,529        3.50        65,661,551       440,784    2.66

Borrowed Funds:
    Short-term                                8,917,697        124,718        5.55        11,603,887       128,415    4.39
    Long-term                                 2,523,602         44,292        6.96         1,839,595        37,229    8.03
                                            -----------      ---------                   -----------       -------
    Total borrowed funds                     11,441,299        169,010        5.86        13,443,482       165,644    4.89
                                            -----------      ---------                   -----------       -------
Total interest bearing liabilities           64,080,924        747,539        4.63        65,708,384       606,428    3.66
Other liabilities                             1,890,147                                    1,433,934
                                            -----------                                  -----------
Total liabilities                            78,948,665                                   80,538,967
Preferred stock                                 249,859                                      249,900
Common stockholders' equity                   7,581,856                                    7,465,076
                                            -----------                                  -----------
Total liabilities and stockholders'
 equity                                     $86,780,380                                  $88,253,943
                                            ===========                                  ===========
Net interest income                                          1,057,664        5.39                       1,054,649    5.26
Provision for credit losses                                  (132,526)       (.68)                        (75,940)   (.38)
                                                             ---------      ------                       ---------   -----
Net funds function                                            $925,138       4.71%                        $978,709   4.88%
                                                             =========      ======                       =========   =====


(1) Fully taxable equivalent basis.  The Federal statutory rate used was 35% for all periods presented.
(2) Nonaccrual loans are included in loan balances.
    Interest income includes related fee income.
(3) Average securities balances are based on amortized historical cost, excluding SFAS 115 adjustments to fair value which are included in other assets.


                          NINE MONTHS ENDED                          NINE MONTHS ENDED
                         SEPTEMBER 30, 1995                          SEPTEMBER 30, 1994
               ------------------------------------------------------------------------------------
                AVERAGE         INCOME/       YIELD/         AVERAGE        INCOME/       YIELD/
                BALANCE         EXPENSE        RATE          BALANCE        EXPENSE        RATE
               ------------------------------------------------------------------------------------

                $1,117,674         $53,356         6.38%        $856,578        $26,760       4.18%


                12,911,743         630,718          6.53      16,661,721        669,886        5.38
                 2,030,379         133,819          8.81       2,360,001        153,151        8.68
               -----------       ---------                   -----------      ---------
                14,942,122         764,537          6.84      19,021,722        823,037        5.78


                17,279,432       1,057,292          8.18      15,346,615        871,747        7.59
                19,769,622       1,332,137          9.01      17,821,533      1,126,466        8.45
                18,149,937       1,271,535          9.37      18,672,312      1,202,061        8.61
                 6,148,266         770,167         16.75       6,282,648        742,237       15.80
                 1,427,164          76,776          7.19       1,146,965         63,543        7.41
                 (894,065)                                     (969,584)
               -----------       ---------                   -----------      ---------
                61,880,356       4,507,907          9.74      58,300,489      4,006,054        9.19
               -----------       ---------                   -----------      ---------
                77,940,152       5,325,800          9.14      78,178,789      4,855,851        8.30
                 8,712,056                                     8,850,000
               -----------                                   -----------
               $86,652,208                                   $87,028,789
               ===========                                   ===========



               $12,863,222                                   $13,389,072
                 8,672,072         140,382          2.16       9,322,920        122,233        1.75
                 6,300,243         141,395          3.00       7,836,672        139,633        2.38
                13,195,352         399,267          4.05      12,293,060        255,906        2.78

                19,303,042         814,514          5.64      17,404,799        526,214        4.04

                 3,839,184         148,811          5.18       3,674,612        107,016        3.89
                 1,629,862          70,380          5.77       1,150,110         33,878        3.94
               -----------       ---------                   -----------      ---------
                65,802,977       1,714,749          3.48      65,071,245      1,184,880        2.43


                 9,110,440         381,042          5.59      11,042,464        318,341        3.85
                 2,225,556         115,673          6.95       1,831,671         92,711        6.77
               -----------       ---------                   -----------      ---------
                11,335,996         496,715          5.86      12,874,135        411,052        4.27
               -----------       ---------                   -----------      ---------
                64,275,751       2,211,464          4.60      64,556,308      1,595,932        3.31
                 1,827,644                                     1,446,442
               -----------                                   -----------
                78,966,617                                    79,391,822
                   249,880                                       249,900
                 7,435,711                                     7,387,067
               -----------                                   -----------

               $86,652,208                                   $87,028,789
               ===========                                   ===========
                                 3,114,336          5.34                      3,259,919        5.58
                                 (291,608)         (.50)                      (206,650)       (.36)
                                ----------        ------                     ----------       -----
                                $2,822,728         4.84%                     $3,053,269       5.22%
                                ==========        ======                     ==========       =====


(1) Fully taxable equivalent basis.  The Federal statutory rate used was 35% for all periods presented.
(2) Nonaccrual loans are included in loan balances.
    Interest income includes related fee income.
(3) Average balance is based on amortized historical cost (excluding SFAS 115 adjustments to fair value)


MANAGEMENT'S DISCUSSION AND ANALYSIS

This discussion should be read in conjunction with the financial statements, notes and tables included elsewhere in this report and in the 1994 BANC ONE CORPORATION Annual Report on Form 10-K and quarterly reports on Form 10-Q for the quarters ended March 31, 1995 and June 30, 1995.

RESULTS OF OPERATIONS

NET INTEREST INCOME / NET INTEREST MARGIN

BANC ONE's net interest income on a fully taxable equivalent basis (FTE) was $1.1 billion and $3.1 billion for the three and nine months ended September 30, 1995, compared with $1.1 billion and $3.3 billion for the same periods in 1994. Net interest margin (FTE) was 5.39% and 5.34% for the three and nine months ended September 30, 1995, compared with 5.26% and 5.58% for the same periods in 1994.

Net interest income is affected by the growth, pricing, mix and maturity of interest earning assets and interest bearing liabilities, as well as other factors including loan quality. Individual components of net interest income and net interest margin are presented in the Summary of Average Balances, Income and Expense, Yields and Rates presented in the table on pages 11 and 12. Despite competitive pricing on interest earning assets and interest bearing liabilities, BANC ONE's net interest margin (FTE) increased 13 basis points compared to the three months ended September 30, 1994. This increase is primarily due to the sale of lower yielding loans and investment securities to fund growth in higher yielding loans. The increase was offset somewhat by a continued change in the retail deposit mix as customers shift funds into products offering higher yields, as well as the impact of off-balance sheet
investment products as described below.   Quarterly average loans, primarily
commercial and real estate loans, increased approximately $3.2 billion from the third quarter of 1994, despite the impact of loan sales and the sale of
four Michigan banks noted in the Balance Sheet Analysis on page 16.   The
average balance of investment securities decreased $4.8 billion for third quarter 1995 compared to third quarter 1994. This decrease is due primarily to sales of approximately $8.1 billion of investment securities during the second half of 1994 as part of BANC ONE's overall effort to reduce sensitivity of earnings to increases in interest rates as well as to fund loan growth, offset
in part by various purchases of investment securities.   During the third
quarter of 1995, BANC ONE issued $600 million in subordinated notes to take advantage of favorable long term interest rates, the proceeds of which were used primarily to reduce commercial paper outstandings.

BANC ONE manages its interest rate sensitivity using both on-balance sheet and off-balance sheet investment products. Off-balance sheet investment products are generally used to modify the interest rate characteristics of on-balance sheet assets or liabilities in order to manage sensitivity to interest rate movements. Off-balance sheet investment products, primarily interest rate swaps, reduced net interest income by $50 million and $162 million for the three and nine months ended September 30, 1995 as compared to decreasing net interest income by $5 million and increasing net interest income by $133 million for the three and nine months ended September 30, 1994. In the current interest rate environment, it is anticipated that these off-balance sheet investment products will continue to reduce yields on interest earning assets and increase interest rates on interest bearing liabilities during 1995. See page 19 for a more complete discussion of asset/liability management.

Loan sales have impacted interest income, servicing income and charge-offs as follows:

          - The reinvestment of the proceeds, in the second quarter of 1995 from the sale of $1.2 billion in low yielding consumer loans with servicing retained will continue to enhance interest income.

          - $1.0 billion in student loans were sold for a gain in the third quarter of 1994 resulting in a reduction in interest income in subsequent periods.

          - $2.8 billion in credit card receivables were sold since the third quarter of 1994 with servicing retained resulting in an increase in non-interest income and decreases in interest income and charge-offs.

A shift from net interest income to loan processing and servicing income can be expected for the foreseeable future as additional loans are sold with servicing retained.

NON-INTEREST INCOME

                                              THREE MONTHS ENDED                           NINE MONTHS ENDED
                                          -------------------------                    -----------------------------
                                          SEPTEMBER 30,   SEPTEMBER 30,    INCREASE    SEPTEMBER 30,   SEPTEMBER 30,    INCREASE
$(THOUSANDS)                                   1995            1994       (DECREASE)        1995            1994       (DECREASE)
---------------------------------------------------------------------------------------------------------------------------------
Income from fiduciary activities              $60,052        $53,449       $6,603        $177,180       $171,746       $5,434
Service charges on deposit accounts           140,811        125,029       15,782         400,384        355,739       44,645
Loan processing and servicing income:
  Mortgage banking                             18,998         15,118        3,880          52,607         56,952       (4,345)
  Credit card and merchant processing
    fees                                       52,394         55,033       (2,639)        146,460        145,230        1,230
  Loan servicing income                        71,194         20,538       50,656         186,210         64,809      121,401
                                             --------       --------      -------      ----------     ----------     --------
TOTAL LOAN PROCESSING AND SERVICING           142,586         90,689       51,897         385,277        266,991      118,286
INCOME
Other income:
  Insurance                                    21,525         18,156        3,369          62,137         52,212        9,925
  Securities                                   11,755         12,987       (1,232)         34,724         42,485       (7,761)
  Investment banking                            6,829          6,784           45          21,471         20,535          936
  Income from management of collection
    pools                                       3,589          6,272       (2,683)         20,038         16,218        3,820
  Other                                        78,429        130,412      (51,983)        257,686        253,146        4,540
                                             --------       --------      -------      ----------     ----------     --------
Total other income                            122,127        174,611      (52,484)        396,056        384,596       11,460
Securities gains (losses)                       7,294        (12,975)      20,269          19,865         (6,785)      26,650
                                             --------       --------      -------      ----------     ----------     --------
TOTAL NON-INTEREST INCOME                    $472,870       $430,803      $42,067      $1,378,762     $1,172,287     $206,475
                                             ========       ========      =======      ==========     ==========     ========

The increase in SERVICE CHARGES ON DEPOSIT ACCOUNTS for the three and nine months ended September 30, 1995, primarily resulted from increases of $11 and $37 million, respectively, in overdraft fees due to a change in the method of check processing and an increase in per occurrence fees.

The increase in LOAN PROCESSING AND SERVICING INCOME is primarily due to increased service fee income of $43 million for the quarter and $108 million year to date relating to $2.8 billion in credit card receivables sold since the third quarter of 1994.

The growth in INSURANCE INCOME for the three and nine months ended September 30, 1995 is primarily due to increases of $3 and $11 million, respectively, due to deeper penetration of insurance product sales within the affiliate bank network during 1995.

The decrease in OTHER non-interest income for the three months ended September 30, 1995 is primarily due to a $49 million gain on the sale of $1 billion of student loans and a $13 million gain on the sale of mortgage loan servicing rights during the third quarter of 1994, offset by gains in 1995 of $6 million on sales of loans and $9 million on sales of branches.

In addition to the quarterly items discussed above, other non-interest income increased for the nine months ended September 30, 1995 due to the following: 1) a gain of $47 million related to the February 1995 sale of four Michigan banks which had combined assets of $614 million at December 31, 1994, 2) income of $17 million on the March 1995 sale of a credit card processing software license, 3) a $13 million gain on the sale of servicing related to $992 million in mortgage loans, 4) an increase of $10 million in fees resulting from a shift in 1995 from originating income tax refund anticipation loans to receiving fees for transmitting tax returns electronically, and 5) gains of $19 million on the sale of loans and other assets. These increases were partially offset by a $52 million loss in the first quarter of 1995 related to the sale of $1.2 billion of low yielding consumer loans.

NON-INTEREST EXPENSE
                                         THREE MONTHS ENDED                          NINE MONTHS ENDED
                                  SEPTEMBER 30,   SEPTEMBER 30,    INCREASE   SEPTEMBER 30,   SEPTEMBER 30,   INCREASE
$(THOUSANDS)                           1995            1994       (DECREASE)       1995           1994       (DECREASE)
-------------------------------------------------------------------------------------------------------------------------
Salary and related costs            $430,135        $427,290       $2,845     $1,302,164      $1,294,518      $7,646
Net occupancy expense,
  exclusive of depreciation           40,965          44,849       (3,884)       121,157         127,094      (5,937)

Equipment expense                     26,372          29,293       (2,921)        78,946          87,608      (8,662)
Taxes other than income and
  payroll                             23,571          21,275        2,296         68,637          43,766      24,871

Depreciation and amortization         71,635          94,507      (22,872)       215,325         233,052     (17,727)
Outside services and processing      101,144         112,593      (11,449)       309,637         311,894      (2,257)
Marketing and development             37,210          38,936       (1,726)       129,789         126,576       3,213
Communication and
  transportation                      66,955          60,811        6,144        200,898         180,147      20,751
Other:
  Foreclosed property expense          1,506          (2,378)       3,884         (2,824)         (3,134)        310
  FDIC Insurance                         163          35,698      (35,535)        71,898         106,372     (34,474)
  Other                               80,555          95,285      (14,730)       210,509         218,546      (8,037)
                                    --------        --------     --------     ----------      ----------    --------
Total other expense                   82,224         128,605      (46,381)       279,583         321,784     (42,201)
                                    --------        --------     --------     ----------      ----------    --------
TOTAL NON-INTEREST EXPENSE          $880,211        $958,159     $(77,948)    $2,706,136      $2,726,439    $(20,303)
                                    ========        ========     ========     ==========      ==========    ========

SALARIES AND RELATED COSTS increased for the nine months ended September 30, 1995 primarily due to a $7 million increase related to headcount within non bank affiliates resulting from increased volume.

TAXES OTHER THAN INCOME AND PAYROLL expense increased for the nine months ended September 30, 1995 primarily due to $19 million in franchise and intangible tax reductions recorded during the first quarter of 1994 resulting from the settlement of certain audit issues from previous years.

DEPRECIATION AND AMORTIZATION expense decreased primarily due to $21 million of merger-related expenses recognized during the third quarter of 1994.

OUTSIDE SERVICES AND PROCESSING expense decreased for the three months ended September 30, 1995 primarily due to $6 million of merger-related expenses recognized during the third quarter of 1994. Increased consulting expense of $5 million during the nine months ended September 30, 1995 offset the decrease above. Such increase in consulting expense during 1995 relates to retail and business banking initiatives.

COMMUNICATION AND TRANSPORTATION expense increased substantially as a result of increased postage expense related to three items: 1) an increase in statement mailings related to the increase in the number of credit card accounts, 2) an increase in the volume of mailings related to credit card solicitations, and 3) an increase in postage rates at the beginning of the first quarter of 1995.

FDIC INSURANCE expense decreased for the three months ended September 30, 1995 as a result of the Federal Deposit Insurance Corporation decision to lower deposit insurance premiums from $.23 to $.04 per $100 in Bank Insurance Fund
(BIF) deposits for well capitalized and well managed banks. The premium change resulted in a refund of $35 million which was received in September 1995. The effect of the premium decrease on future periods will be offset by an undetermined reduction in certain customer fees. Congress is considering various proposals for fully capitalizing the Savings Association Insurance Fund
(SAIF). The proposals include a special assessment on SAIF insured deposits of which BANC ONE has $6 billion. It is uncertain whether or when this pending legislation will become law.

OTHER non-interest expense decreased primarily due to the following: 1) litigation settlements of $13 million recognized during third quarter 1994, 2) merger-related expenses of $5 million recognized during third quarter 1994 and
3) the operations consolidation expense accrual of $4 million recorded in third quarter 1994. The decrease was partially offset by litigation expense of $19 million recognized during the third quarter of 1995.

INCOME TAXES
The provision for income taxes was 34.3% of pretax income for the nine months ended September 30, 1995 as compared to 34.3% of pretax income for the same period in 1994. The effective tax rate for the nine months ended September 30, 1995 approximates the anticipated effective tax rate for the year.

BALANCE SHEET ANALYSIS


LOANS AND LEASES

                                                          SEPTEMBER 30,       DECEMBER 31,       SEPTEMBER 30,
$(THOUSANDS)                                                 1995                1994               1994
--------------------------------------------------------------------------------------------------------------
Commercial, financial and agricultural                      $18,138,042        $16,619,186         $15,855,959
Real Estate:
         Commercial                                           5,600,036          5,571,296           5,461,460
         Construction                                         2,573,373          2,195,003           2,112,223
         Residential                                         12,500,483         11,273,689          11,093,661
Consumer, net                                                18,243,992         19,070,286          18,973,605
Credit card                                                   6,809,021          5,924,383           6,936,239
Leases, net                                                   1,547,736          1,339,069           1,214,207
                                                            -----------        -----------         -----------
Total loans and leases                                      $65,412,683        $61,992,912         $61,647,354
                                                            ===========        ===========         ===========

Total loans and leases increased $3.4 billion from December 31, 1994. Adjusted for $2 billion in credit card loans sold during the fourth quarter 1994, $1.2 billion of consumer loans sold during the second quarter of 1995, $905 million in credit card and student loans sold in the first three quarters of 1995 and the sale of four Michigan banks, the third quarter 1995 total average loan balances increased 9.6% from the quarter ended December 31, 1994, on an annualized basis. This growth was primarily the result of increases in commercial, financial and agricultural loans of 10.2% and increases in credit card loans of 29.7%, annualized and adjusted for loan and bank sales. BANC ONE's managed credit card portfolio was $10.0 billion at September 30, 1995 as compared to $7.4 billion at September 30, 1994.

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

The following summarizes the activity in nonaccrual loans and OREO for the periods indicated.

                                                                    THREE MONTHS ENDED       NINE MONTHS ENDED
 $(THOUSANDS)                                                       SEPTEMBER 30, 1995       SEPTEMBER 30, 1995
 ----------------------------------------------------------------------------------------------------------------
 NONACCRUAL LOANS:
 Balance, beginning of period                                            $353,443                 $377,409
 Nonaccrual additions                                                      89,622                  267,350
 Loans returned to accrual and payments received                          (49,625)                (206,859)
 Reductions due to transfers to OREO                                      (11,389)                 (20,213)
 Charge-offs                                                              (24,532)                 (59,699)
 Other, net                                                                  (880)                  (1,349)
                                                                         --------                 --------
 Balance, end of period                                                  $356,639                 $356,639
                                                                         ========                 ========

 OREO
 Balance, beginning of period                                             $72,904                  $84,355
 Additions                                                                 28,980                   67,947
 Write-downs                                                               (4,206)                 (13,117)
 Sales and other, net                                                     (14,475)                 (55,982)
                                                                          -------                 --------
 Balance, end of period                                                   $83,203                  $83,203
                                                                          =======                 ========

The following summarize charge-offs and recoveries as percentages of average loans and leases for the periods indicated.

                                                                                                       NET
                                                           GROSS                                   CHARGE-OFFS
                                                         CHARGE-OFFS            RECOVERIES         (RECOVERIES)
FOR THE THREE MONTHS ENDED:                                 (1)                     (1)                (1)
---------------------------------------------------------------------------------------------------------------
SEPTEMBER 30, 1995

Commercial, financial and agricultural                      .32%                   .18%                .14%
Real estate                                                 .13                    .07                 .06
Consumer, net                                              1.18                    .42                 .76
Credit card                                                4.45                    .72                3.73
Leases, net                                                1.17                    .19                 .98
TOTAL LOANS AND LEASES                                      .94%                   .27%                .67%


SEPTEMBER 30, 1994

Commercial, financial and agricultural                      .23%                   .42%               (.19)%
Real estate                                                 .15                    .10                 .05
Consumer, net                                               .89                    .38                 .51
Credit card                                                3.98                    .59                3.39
Leases, net                                                 .42                    .20                 .22
TOTAL LOANS AND LEASES                                      .83%                   .33%                .50%

(1) Ratios are presented on an annualized basis.


LOANS DELINQUENT 90 DAYS OR MORE (1)                   SEPTEMBER 30,           SEPTEMBER 30,
                                                            1995                   1994
--------------------------------------------------------------------------------------------
Wholesale (2)                                               .15%                    .17%
Real estate, residential                                    .17                     .11
Consumer, net                                               .30                     .30
Credit card                                                1.35                    1.19
Leases, net                                                 .06                     .04
TOTAL LOANS AND LEASES                                      .32                     .32


(1) Ratios presented exclude nonperforming loans and are expressed as a percent of ending balances.
(2) Includes commercial, financial and agricultural;
    commercial real estate and construction real estate loans.


At September 30, 1995 total non-performing assets, primarily nonaccrual loans, have decreased 15.2% from September 30, 1994 and loans delinquent 90 days or more have increased 8.7% for the same period. The increase in net charge-offs has been driven by an increase in loans outstanding and commercial loans no longer being in a net recovery position. In addition, the industry is currently experiencing an increase in delinquencies and charge-offs due mainly to the deterioration of consumer credit.

The following summarizes activity in the allowance for credit losses.

                                              FOR THE THREE MONTHS ENDED             FOR THE NINE MONTHS ENDED
                                                    SEPTEMBER 30,                          SEPTEMBER 30,
                                             ----------------------------          -----------------------------
$(THOUSANDS)                                  1995              1994                1995              1994
----------------------------------------------------------------------------------------------------------------
BALANCE, BEGINNING OF PERIOD                     $891,546        $955,078            $897,180           $967,254
(Sold) acquired allowances and other                   34             349              (3,888)             6,381
Provision for credit losses                       132,526          75,940             291,608            206,650
Losses charged to the allowance                  (151,973)       (126,470)           (410,445)          (379,359)
Recoveries                                         43,320          50,260             140,998            154,231
                                                 --------        --------            --------           --------
Net losses charged to the allowance              (108,653)        (76,210)           (269,447)          (225,128)
                                                 --------        --------            --------           --------
BALANCE, END OF PERIOD                           $915,453        $955,157            $915,453           $955,157
                                                 ========        ========            ========           ========


The provision for credit losses is net of a $9.2 million decrease related to $380 million of credit card receivables sold during the third quarter of 1995; the $8.5 million decrease related to the second quarter 1995 sale of $380 million of credit card receivables and the $9.9 million decrease in the first quarter of 1995 related to the sale of consumer loans. Despite these decreases the total provision for credit losses increased $85 million for the nine month period and $56 million for the three month period ended September 30, 1995. This increase in the provision is primarily due to loan growth as well as an increase to provide coverage of increasing net charge-offs.

DEPOSITS

                                              SEPTEMBER 30,      DECEMBER 31,        SEPTEMBER 30,
$(THOUSANDS)                                      1995              1994                1994
----------------------------------------------------------------------------------------------------
Non-interest bearing                             $13,476,471        $14,405,707          $13,739,282
Interest bearing:
      Demand                                       8,203,190          9,296,774            9,079,990
      Savings                                      5,746,332          7,033,573            7,535,898
      Money market accounts                       14,549,359         12,336,737           12,290,234
      Time deposits less than $100,000            19,085,773         18,906,855           18,354,422
      Time deposits greater than $100,000          5,230,563          6,110,408            4,909,875
                                                 -----------        -----------          -----------
Total interest bearing deposits                   52,815,217         53,684,347           52,170,419
                                                 -----------        -----------          -----------
Total deposits                                   $66,291,688        $68,090,054          $65,909,701
                                                 ===========        ===========          ===========

The decrease in deposits from December 31, 1994 is primarily due to the replacement of $1.3 billion in Eurodollar deposits with less expensive borrowings, a $539 million decrease in deposits from the sale of the four Michigan banks during the first quarter of 1995 and seasonal reductions in transaction accounts. Total deposits remained constant compared to September 30, 1994; however, the retail deposit mix continues to change as consumers shift funds out of low rate core deposits into higher yielding market indexed products.

LIQUIDITY AND CAPITAL

At September 30, 1995, large liability dependence was 18.24%, an increase of
2.25% from December 31, 1994.   BANC ONE's policy is that the large liabilities
position be no greater than 30 percent of net earning assets. In practice, BANC ONE manages the position at much lower levels as summarized below.


                                                                 SEPTEMBER 30,        DECEMBER 31,       SEPTEMBER 30,
$(MILLIONS)                                                         1995                 1994               1994
----------------------------------------------------------------------------------------------------------------------
Earning assets, net of short term investments                       $78,538              $76,248            $77,847
Large liabilities:
        Net national market liabilities                              $2,633               $1,954             $2,521
        As a percent of net earning assets                             3.35%                2.56%              3.24%
        Total net large liabilities                                 $14,328              $12,195            $15,353
        As a percent of net earning assets                            18.24%               15.99%             19.72%


In July 1995, BANC ONE issued $600 million of subordinated notes to take advantage of favorable long term interest rates, $300 million with a 10 year maturity and $300 million with a 30 year maturity. During the fourth quarter 1995, BANC ONE expects to increase liquidity by converting approximately $1.5 billion in mortgage loans into Federal Home Loan Mortgage Corporation participation certificates.

BANC ONE has long had a policy of maintaining superior capital ratios. BANC ONE's policies require it to maintain, at a minimum, a capital position that meets the federal regulators "well capitalized" classification. At September 30, 1995, risk based tier I capital, total risk based capital and leverage ratios were 10.11%, 14.17% and 8.88%, respectively. All of these ratios are significantly above regulatory minimum capital requirements.

ASSET/LIABILITY MANAGEMENT

Asset/Liability Management (ALM) at BANC ONE is an ongoing process used to manage liquidity, capital and interest rate risk. The key elements of the ALM process are discussed in further detail on pages 68 through 72 of BANC ONE CORPORATION's 1994 Annual Report on Form 10-K.

The management of interest rate risk in the ALM process can be broken down into three components; earnings sensitivity risk (ESR), basis risk, and long-term risk. ESR is the risk that as interest rates change, BANC ONE's earnings will change. ESR is defined as the percentage change in BANC ONE's forecasted earnings over a 12 month period for a specific change in forecasted market interest rates. Current BANC ONE strategy is to manage ESR such that changes in market interest rates result in a reduction no greater than approximately one percent of projected annualized after-tax earnings for gradual increases and decreases of 100 basis points. At September 30, 1995, BANC ONE's modeled interest rate risk simulation indicated projected after-tax earnings would decline 1.7 percent for an up 100 basis point change and decline 0.4 percent for a down 100 basis point change. At September 30, 1995, BANC ONE's modeled interest rate risk simulation indicated projected after-tax earnings would decline 4.4 percent for an up 200 basis point change and decline 1.2 percent for a down 200 basis point change.

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

Following are the fair value and amortized cost of securities by type and the estimated maturities and weighted average fixed rates of off-balance sheet investment products by type. A key assumption in the maturity information below is that future variable rates move as indicated by the forward interest rate curve in existence at September 30, 1995. To the extent that the interest rates move in a fashion other than indicated in the forward interest rate curve the maturity information will change.

                                               SEPTEMBER 30, 1995           DECEMBER 31, 1994           SEPTEMBER 30, 1994
                                             ------------------------    -------------------------   --------------------------
                                             Amortized    Estimated      Amortized     Estimated     Amortized   Estimated Fair
$ (MILLIONS)                                   Cost       Fair Value        Cost      Fair Value        Cost          Value
-------------------------------------------------------------------------------------------------------------------------------
SECURITIES HELD TO MATURITY:
         United States treasury and
         agencies                                   $386         $389           $546          $532          $560           $554
         Mortgage and asset-backed
         securities:
                 Government                        1,456        1,492          1,405         1,378         1,499          1,501
                 Other                               447          452            492           485           488            487
         Tax exempt                                1,811        1,855          2,182         2,167         2,280          2,305
         Other                                       217          238            209           228           187            203
                                                 -------      -------        -------       -------       -------        -------
Total securities held to maturity                  4,317        4,426          4,834         4,790         5,014          5,050
                                                 -------      -------        -------       -------       -------        -------

SECURITIES AVAILABLE FOR SALE:
         United States treasury and
         agencies                                  3,186        3,190          3,700         3,693         6,405          6,185
         Mortgage and asset-backed
         securities:
                 Government                        3,514        3,532          3,312         3,206         3,304          3,238
                 Other                             2,729        2,705          3,144         3,072         2,531          2,480
         Tax  exempt                                  44           44             34            34            27             27
         Other                                       247          253            306           313           204            211
                                                 -------      -------        -------       -------       -------        -------
Total securities available for sale                9,720        9,724         10,496        10,318        12,471         12,141
                                                 -------      -------        -------       -------       -------        -------
TOTAL SECURITIES                                 $14,037      $14,150        $15,330       $15,108       $17,485        $17,191
                                                 =======      =======        =======       =======       =======        =======

                                   MATURITIES OF OFF-BALANCE SHEET INVESTMENT
                                      PRODUCTS AT SEPTEMBER 30, 1995 (1)(2)                         ENDING BALANCES AT
                             ------------------------------------------------------------------------------------------------------

                                                                         2000 -        September 30,  December 31,  September 30,
$(MILLIONS)                      1995    1996    1997    1998    1999    2004   2005+      1995          1994           1994
---------------------------------------------------------------------------------------------------------------------------------
Receive fixed swaps
         Notional value          $575  $2,045  $3,553  $1,500          $1,506    $750     $9,929      $6,995        $7,284
         Weighted average       6.11%   5.97%   5.20%   5.82%           6.64%   6.78%      5.84%       5.37%         5.35%
         receive rate
Receive fixed amortizing swaps
         Notional value        $1,005  $5,836  $1,534    $615     $24     $17             $9,031     $15,442       $16,237
         Weighted average       5.37%   5.29%   5.24%   5.51%   7.57%   8.82%              5.32%       5.24%         5.29%
         receive rate
Pay fixed swaps
         Notional value          $464  $2,506     $95    $110      $6      $7             $3,188      $5,548        $4,545
         Weighted average pay   6.42%   5.60%   8.54%   6.22%   8.76%   8.16%              5.84%       5.51%         5.17%
         rate
Purchased caps
         Notional value                $4,712      $3      $4      $4     $22      $7     $4,752      $6,186        $5,672
                                  ---  ------      --      --      --     ---      --     ------      ------        ------
Net receive fixed position     $1,116    $663  $4,989  $2,001     $14  $1,494    $743    $11,020     $10,703       $13,304
Basis swaps

         Notional value             6   4,211   3,649     321      24                      8,211       8,102         8,103
Other(3)
         Notional value          $369  $1,925          $1,000                             $3,294      $2,191        $4,063

(1)Maturities are based on estimated future interest rates from the forward interest curve at September 30, 1995.
(2)Variable receive and pay interest rates, which are based primarily on three month LIBOR or prime, are not included in the table above.
(3)Other off-balance sheet investment products include floors ($1.3 billion at September 30, 1995), futures, options, swap options, caps, forward rate agreements, currency swaps, anticipatory hedges and forward starting contracts.
   Customer transactions of $2.0 billion, $1.2 billion and $722 million at September 30, 1995, December 31, 1994 and
   September 30, 1994, respectively, have been excluded.


                                                                                                                 DECEMBER 31,
                                                             SEPTEMBER 30, 1995                                      1994
                                 ------------------------------------------------------------------------   ----------------------
                                       TOTAL             UNREALIZED       UNREALIZED          NET              NET UNREALIZED
$(MILLIONS)                           NOTIONAL              GAINS           LOSSES         UNREALIZED            GAIN (LOSS)
                                       AMOUNT                                              GAIN (LOSS)
---------------------------------------------------------------------------------------------------------   ----------------------
Receive fixed                            $9,929               $42            $(87)            $(45)                  $(153)
Receive fixed amortizing                  9,031                14             (93)             (79)                   (988)
Pay fixed                                 3,188                 8             (14)              (6)                      86
Purchased caps                            4,752                               (21)             (21)                      81
Basis                                     8,211                               (80)             (80)                   (342)
Other                                     3,294                48              (5)               43                      10
                                 -----------------------------------------------------------------------    ----------------------
Total                                   $38,405              $112           $(300)           $(188)                $(1,306)
                                 =======================================================================    ======================


BANC ONE CORPORATION's 1994 Annual Report on Form 10K provided certain fair value information based on interest rates at December 31, 1994. Since that date, market interest rates have decreased and, as a result, the fair value of fixed rate liabilities has become less favorable and the value of certain loan products more favorable. The net change is not material.

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

                    a. In compliance with Part I Financial Information the following exhibits are incorporated by reference:

                           Exhibit 11 Statement Regarding Computation of Earnings per Common Share

                           Exhibit 12 Statement Regarding Computation of Ratio of Earnings to Fixed Charges

                           Exhibit 27    Financial Data Schedules

                    b. Report on Form 8-K dated July 19, 1995 announcing an agreement for the merger of Premier Bancorp, Inc. with BANC ONE CORPORATION.

                           Report on Form 8-K dated July 29, 1995 announcing that BANC ONE CORPORATION has advised the board of directors of the Bank of Boston Corporation that the $45 per share offer made on July 21, 1995 has been withdrawn.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         BANC ONE CORPORATION


    November 14, 1995                   /s/ William C. Leiter
--------------------------       ------------------------------------
                                           William C. Leiter
           Date                             Controller and
                                       Chief Accounting Officer

                              INDEX TO EXHIBITS


Exhibit Number
--------------
       11      Statement Regarding Computation of Earnings per Common Share

       12      Statement Regarding Computation of Ratio of Earnings to Fixed Charges

       27      Financial Data Schedules