Form 10-K
period 1995-12-31
BANC ONE CORP /OH/
filed 1996-03-28
CIK 36090

                                   Form 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

  (X)         ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1995
                                       OR
  ( )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-8552
                            BANC ONE CORPORATION
            -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Ohio                                    31-0738296
 ---------------------------------------      -------------------------------
 (State or other jurisdiction of         (I.R.S. Employer Identification Number)
 incorporation or organization)

  100 East Broad Street, Columbus, Ohio                        43271
 ---------------------------------------                  ---------------
 (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code        (614) 248-5944

Securities registered pursuant to Section 12(b) of the Act:

    Title of each class             Name of each exchange on which registered

                                                  New York Stock Exchange
     Common Stock                                 Cincinnati Stock Exchange
  without par value                               Midwest Stock Exchange
  -----------------                               -------------------------

Securities registered pursuant to Section 12(g) of the Act:

           Series C Convertible Preferred Stock with no par value
         ----------------------------------------------------------
                              (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X          No
   ------           -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 6, 1996 the aggregate market value of the common voting stock held by non-affiliates of the Registrant calculated by reference to the quoted price of BANC ONE Common Stock as reported on the New York Stock Exchange was $16,165,307,379. As of March 6, 1996 there were outstanding 435,429,155 shares of BANC ONE CORPORATION Common Stock, no par value, which stock is the only class of Registrant's common stock. As of February 26, 1996 there were 86,374 common stockholders of record.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

Portions of the 1995 Annual Report to Shareholders are incorporated by reference into Parts I and II. Portions of the Definitive Proxy Statement for the BANC ONE CORPORATION Annual Meeting to be held April 16, 1996 are incorporated by reference into Part III.

                              BANC ONE CORPORATION
                          1995 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS




                                                                                                                 Page
                                                              PART I
                                                              ------
Item 1    Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1
Item 2    Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   10
Item 3    Legal Proceedings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   10
Item 4    Submission of Matters to a Vote of Security Holders   . . . . . . . . . . . . . . . . . . . . . . . .   10
          Directors and Executive Officers of the Registrant  . . . . . . . . . . . . . . . . . . . . . . . . .   10

                                                             PART II
                                                             -------


Item 5    Market for the Registrant's Common Stock and Related Stockholder Matters  . . . . . . . . . . . . . .   12
Item 6    Selected Financial Data   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   12
Item 7    Management's Discussion and Analysis of Financial Condition and Results of Operations   . . . . . . .   12
Item 8    Financial Statements and Supplementary Data   . . . . . . . . . . . . . . . . . . . . . . . . . . . .   12
Item 9    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure  . . . . . . . .   12


                                                             PART III
                                                             --------
Item 10   Directors and Executive Officers of the Registrant  . . . . . . . . . . . . . . . . . . . . . . . . .   13
Item 11   Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   13
Item 12   Security Ownership of Certain Beneficial Owners and Management  . . . . . . . . . . . . . . . . . . .   13
Item 13   Certain Relationships and Related Transactions  . . . . . . . . . . . . . . . . . . . . . . . . . . .   13


                                                             PART IV
                                                             -------

Item 14   Exhibits, Financial Statement Schedules and Reports on Form 8-K - Index
            to Financial Statements and Schedules . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   14

                                     PART I
                                     ------
ITEM 1    BUSINESS
          --------

        BANC ONE CORPORATION ("Registrant" or "BANC ONE") is a multi-bank holding company incorporated under the laws of the State of Ohio that, at December 31, 1995, operated 1,352 banking offices in Arizona, Colorado, Illinois, Indiana, Kentucky, Ohio, Oklahoma, Texas, Utah, West Virginia and Wisconsin. On January 2, 1996, BANC ONE added 150 banking offices with the acquisition of Premier Bancorp, Inc. of Baton Rouge, Louisiana. Its executive offices are located at 100 East Broad Street, Columbus, Ohio 43215, and its telephone number is (614) 248-5944. At December 31, 1995, BANC ONE had consolidated total assets of $90.5 billion, consolidated total deposits of $67.3 billion and consolidated total stockholders' equity of $8.2 billion (9.1% of its consolidated total assets). At December 31, 1995, BANC ONE ranked tenth among the nation's publicly owned bank holding companies in terms of consolidated average total assets and eighth in terms of consolidated average common equity. BANC ONE's 1995 consolidated net income of $1.3 billion ranked seventh among the nation's 50 largest publicly owned bank holding companies.

         At December 31, 1995 BANC ONE's affiliate banks held the largest statewide share of total bank deposits in Arizona and Kentucky, the second largest share of such deposits in Indiana, Ohio and West Virginia, and the third largest share of such deposits in Colorado, Wisconsin and Texas. BANC ONE has smaller statewide market shares in the other states in which BANC ONE operates banks. At December 31, 1995, except for Bank One Texas, N.A., no single BANC ONE affiliate bank accounted for more than 20% of BANC ONE's consolidated total assets. BANC ONE also owns nonbank subsidiaries that engage in credit card and merchant processing, consumer finance, mortgage banking, insurance, trust and investment management, brokerage, investment and merchant banking, venture capital, equipment leasing and data processing.

         Since its formation in 1968, BANC ONE has acquired over 100 banking institutions and the number of banking offices of its affiliate banks has increased from 24 to over 1,300. BANC ONE continues to explore opportunities to acquire banks and nonbank companies permitted by the Bank Holding Company Act. Discussions are continually being carried on relating to such acquisitions. It is not presently known whether, or on what terms, such discussions will result in further acquisitions. BANC ONE's acquisition strategy is flexible in that it does not require BANC ONE to effect specific acquisitions so as to enter certain markets or to attain specified growth levels. Rather than being market driven or size motivated, BANC ONE's acquisition strategy reflects BANC ONE's willingness to consider potential acquisitions wherever and whenever such opportunities arise based on the then-existing market conditions and other circumstances. Banks to be acquired must be of sufficient size to support and justify having management of a caliber capable of making lending and other management decisions at the local level under BANC ONE's operating philosophy. BANC ONE also is willing from time to time to acquire a smaller bank when it can be acquired through a reorganization into an existing affiliate. BANC ONE's interest in the acquisition of nonbank companies has been limited to bank-related services with which BANC ONE already has familiarity. BANC ONE's acquisitions may be made by the exchange of stock, through cash purchases and with other consideration.

         BANC ONE is a legal entity separate and distinct from its affiliate banks and its nonbanking subsidiaries (collectively, the "affiliates"). Accordingly, the right of BANC ONE, and thus the right of BANC ONE's creditors and shareholders, to participate in any distribution of the assets or earnings of any affiliate is necessarily subject to the prior claims of creditors of the affiliate, except to the extent that claims of BANC ONE in its capacity as a creditor may be recognized. The principal sources of BANC ONE's revenues are dividends and fees from its affiliates. See "Regulatory Matters--Dividend Restrictions" for a discussion of the restrictions on the affiliate banks' ability to pay dividends to BANC ONE.

         For a further description of BANC ONE's business, refer to the following sections of the 1995 Annual Report to Shareholders, which are expressly incorporated herein by reference:

1. Location of Banking offices and list of subsidiaries on the inside back cover.

2.  Note 2, "Affiliations, Pending Affiliations, and Divestitures," on page 54.

3. "Five Year Summary - Average Balances, Income and Expenses, Yields and Rates" table on pages 24 and 25.

4.  "Rate-Volume Analysis" table on page 26.

5.  Note 3, "Securities and Investment Products", on pages 55 through 58.

6.  Loans and leases on pages 51, 52, 59 through 61, 32 and 33.

7.  "Deposit Analysis" on page 34.

8. The Key Operating Ratios section of the "Consolidated Quarterly Financial Data" on page 44.

9.  Note 7, "Short-term Borrowings", on page 62.

10. The portions of the feature section on pages 7 through 19 except for the information under the captions "Our Affiliation Philosophy", "Measuring Financial Strength", "The Changing Role of the Branch Delivery System" and the "Conclusion".

BANC ONE cautions that any forward looking statements contained in this report, in a report incorporated by reference to this report or made by management of the company involve risks and uncertainties and are subject to change based on various important factors. The forward looking statements could cause actual results for 1996 and beyond to differ materially from those expressed or implied.

COMPETITION
-----------

Active competition exists in all principal areas in which BANC ONE or one or more of its subsidiaries is presently engaged, not only with respect to commercial banks, but also with savings and loan associations, credit unions, finance companies, credit card issuers, mortgage companies, leasing companies, insurance companies, money market mutual funds and brokerage firms together with other domestic and foreign financial and non-financial institutions such as General Electric, General Motors and Ford.

EMPLOYEES
---------

As of December 31, 1995 BANC ONE and its consolidated subsidiaries had approximately 46,900 full-time equivalent employees.


                               REGULATORY MATTERS

GENERAL

         BANC ONE is subject to the supervision of, and to regular inspection by, the Board of Governors of the Federal Reserve System (the "Federal Reserve"). BANC ONE's principal bank affiliates are organized as national banking associations, which are subject to regulation and regular inspection by the Office of the Comptroller of the Currency ("OCC"). In addition, various state authorities regulate BANC ONE's state affiliate banks, and all of BANC ONE's affiliate banks are subject to regulation in some degree by the Federal Reserve and the Federal Deposit Insurance Corporation (the "FDIC").

         In addition to banking laws, regulations and regulatory agencies, BANC ONE and its affiliates are subject to various other laws, regulations and regulatory agencies, all of which directly or indirectly affect BANC ONE's operations, management and ability to make distributions. For example, BANC ONE's affiliate banks are affected by various state and federal laws and by the fiscal and monetary policies of the federal government and its agencies, including the Federal Reserve. An important purpose of these fiscal and monetary policies is to curb inflation and control recessions through control of the supply of money and credit. The Federal Reserve uses its powers to regulate reserve requirements of its member banks, to set the discount rate on extensions of credit to insured depository institutions and to conduct open market operations in United States government securities so as to exercise control over the supply of money and credit. These policies directly affect the amount of, and the interest rates on, bank loans and deposits, and this materially affects bank earnings. Future policies of the Federal Reserve and other authorities cannot be predicted, nor can their effect on future bank earnings be predicted. Similarly, future changes in state and federal laws and wage, price and other economic restraints of the federal government cannot be predicted nor can their effect on future bank earnings be predicted.

         The following discussion summarizes certain aspects of those laws and regulations that affect BANC ONE. Proposals to change the laws and regulations governing the banking industry are frequently raised in Congress, in the state legislatures and by the various bank regulatory agencies. The likelihood and timing of any legislative or regulatory changes and the impact such changes might have on BANC ONE and its affiliates are difficult to determine.

HOLDING COMPANY STRUCTURE

         BANC ONE is a legal entity separate and distinct from its affiliates. However, the right of BANC ONE, and thus the rights of BANC ONE's creditors and shareholders, to participate in any distribution of the assets or earnings of any affiliate is necessarily subject to regulatory restrictions on such distributions and to the prior claims of creditors of such affiliate, except to the extent that claims of BANC ONE in its capacity as a creditor may be recognized.

         BANC ONE's affiliate banks are subject to restrictions under federal law which limit the transfer of funds by the affiliate banks to BANC ONE and its nonbanking subsidiaries, whether in the form of loans, extensions of credit, investments or asset purchases. Such transfers by any affiliate bank to BANC ONE or any nonbanking subsidiary are limited in amount to 10% of the bank's capital and surplus and, with respect to BANC ONE and all such nonbanking subsidiaries, to an aggregate of 20% of such bank's capital and surplus. Furthermore, such loans and extensions of credit are required to be secured in specified amounts.

         The Federal Reserve has a policy to the effect that a bank holding company is expected to act as a source of financial and managerial strength to each of its affiliate banks and to maintain resources adequate to support each such affiliate bank. This support may be required at times when BANC ONE may not have the resources to provide it. Any capital loans by BANC ONE to any of the affiliate banks are subordinate in right of payment to deposits and to certain other indebtedness of such affiliate bank. In addition, in the event of a bank holding company's bankruptcy any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of an affiliate bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

         A depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989, in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution in danger of default. "Default" is defined generally as the appointment of a conservator or receiver and "in danger of default" is defined generally as the existence of certain conditions indicating that a "default" is likely to occur in the absence of regulatory assistance.

         Federal law (12 U.S.C. Section 55) permits the OCC to order the pro rata assessment of shareholders of a national bank whose capital stock has become impaired, by losses or otherwise, to relieve a deficiency in such national bank's capital stock. This statute also provides for the enforcement of any such pro rata assessment of shareholders of such national bank to cover such impairment of capital stock by sale, to the extent necessary, of the capital stock of any assessed shareholder failing to pay the assessment. Similarly, the laws of certain states provide for such assessment and sale with respect to banks chartered by such states. BANC ONE, as the sole shareholder of its affiliate national banks, is subject to such provisions.

CAPITAL REQUIREMENTS

         BANC ONE is subject to capital ratios, requirements and guidelines imposed by the Federal Reserve, which are substantially similar to the ratios, requirements and guidelines imposed by the Federal Reserve, the OCC and the FDIC on the banks within their respective jurisdictions. These capital requirements establish higher capital standards for banks and bank holding companies that assume greater credit risks. For this purpose, a bank's or holding company's assets and certain specified off-balance sheet commitments are assigned to four risk categories, each weighted differently based on the level of risk that is ascribed to such assets or commitments. A bank's or holding company's capital, in turn, is divided into two tiers: core ("Tier 1") capital, which includes common equity, non-cumulative perpetual preferred stock and related surplus (excluding auction rate issues), and minority interests in equity accounts of consolidated subsidiaries, less goodwill, certain identifiable intangible assets and certain other assets; and supplementary ("Tier 2") capital, which includes, among other items, perpetual preferred stock not meeting the Tier 1 definition, mandatory convertible securities, subordinated debt and allowances for loan and lease losses, subject to certain limitations, less certain required deductions.

         BANC ONE, like other bank holding companies, currently is required to maintain Tier 1 and total capital (the sum of Tier 1 and Tier 2 capital) equal to at least 4% and 8% of its total risk-weighted assets, respectively. At December 31, 1995, BANC ONE met both requirements, with Tier 1 and total capital equal to 10.05% and 14.05% of its total risk-weighted assets, respectively.

         The Federal Reserve also requires bank holding companies to maintain a minimum "leverage ratio" (Tier 1 capital to adjusted total assets) of 3%, if the holding company has the highest regulatory rating and meets certain other requirements, or of 3% plus an additional cushion of at least 100 to 200 basis points if the holding company does not meet these requirements. At December 31, 1995, BANC ONE's leverage ratio was 8.87%.

         The Federal Reserve may set capital requirements higher than the minimums noted above for holding companies whose circumstances warrant it. For example, holding companies experiencing or anticipating significant growth may be expected to maintain capital ratios including tangible capital positions well above the minimum levels. The Federal Reserve has not, however, imposed any such special capital requirement on BANC ONE.

         On August 2, 1995, the Federal Reserve, the FDIC and the OCC jointly adopted a two-step approach to implementing minimum capital standards for interest rate risk exposures. First, the three agencies have revised their respective capital standards to include a bank's (or bank holding company's) exposure to declines in the economic value of its capital due to changes in interest rates as a factor that the agencies will consider in evaluating the bank's (or holding company's) capital. Second, after collecting industry data and evaluating the level of interest rate risk exposure in the banking industry generally, the agencies plan, at some future date, to issue a proposed rule that would establish an explicit minimum capital charge for interest rate risk.

DIVIDEND RESTRICTIONS

         Various federal and state statutory provisions limit the amount of dividends BANC ONE's affiliate banks can pay to BANC ONE without regulatory approval. The approval of the appropriate bank regulator is required for any dividend by a national bank or by a state-chartered bank that is a member of the Federal Reserve System (a "state member bank") if the total of all dividends declared by the bank in any calendar year would exceed the total of its net profits, as defined by regulatory agencies, for such year combined with its retained net profits for the preceding two years. In addition, a national bank or a state member bank may not pay a dividend in an amount greater than its net profits then on hand. At December 31, 1995, total stockholders' equity of the affiliate banks approximated $7.6 billion, of which $1.1 billion was available for payment of dividends without approval by the applicable regulatory authority.

         In addition, federal bank regulatory authorities have authority to prohibit the affiliate banks from engaging in an unsafe or unsound practice in conducting their business. The payment of dividends, depending upon the financial condition of the bank in question, could be deemed to constitute such an unsafe or unsound practice. The ability of BANC ONE's affiliate banks to pay dividends in the future is presently, and could be further, influenced by bank regulatory policies and capital guidelines.

FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT OF 1991

         The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") significantly expanded the regulatory and enforcement powers of federal banking regulators, in particular the FDIC, and has important consequences for BANC ONE, its affiliate banks and other depository institutions located in the United States.

         A major feature of FDICIA is the comprehensive directions it gives to federal banking regulators to promptly direct or require the correction of problems at inadequately capitalized banks in the manner that is least costly to the federal deposit insurance funds. The degree of corrective regulatory involvement in the operations and management of banks and their holding companies is, under FDICIA, largely determined by the actual or anticipated capital positions of the subject institution.

         FDICIA established five tiers of capital measurement for regulatory purposes ranging from "well capitalized" to "critically undercapitalized." Under regulations adopted by the federal banking agencies, a depository institution is well capitalized if it significantly exceeds the minimum level required by regulation for each relevant capital measure, adequately capitalized if it meets each such measure, undercapitalized if it fails to meet any such measure, significantly undercapitalized if it is significantly below any such measure and critically undercapitalized if, among other things, its tangible equity is not greater than 2% of total tangible assets. A depository institution may be deemed to be in a capitalization category lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating. FDICIA requires banking regulators to take increasingly strong corrective steps, based on the capital tier of any subject bank, to cause such bank to achieve and maintain capital adequacy. Even if a bank is adequately capitalized, however, the banking regulators are authorized to apply corrective measures if the bank is determined to be in an unsafe or unsound condition or engaging in an unsafe or unsound activity.

         Depending on the level of capital of an insured depository institution, the banking regulatory agencies' corrective powers can include: requiring a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to reduce total assets; requiring the institution to issue additional stock (including voting stock) or to be acquired; placing restrictions on transactions with affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election for the institution's board of directors; requiring that certain senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; prohibiting the institution's parent bank holding company from making capital distributions without prior regulatory approval; and, ultimately, appointing a conservator or receiver for the institution.

         If the insured depository institution is undercapitalized, the parent bank holding company is required to guarantee that the institution will comply with any capital restoration plan submitted to, and approved by, the appropriate federal banking agency in an amount equal to the lesser of (i) 5% of the institution's total assets at the time the institution became undercapitalized or (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all applicable capital standards as of the time the institution failed to comply with the capital restoration plan. If such parent bank holding company guarantee is not obtained, the capital restoration plan may not be accepted by the banking regulators. As a result, such institution would be subject to the more severe restrictions imposed on significantly undercapitalized institutions. Further, the failure of such a depository institution to submit an acceptable capital plan is grounds for the appointment of a conservator or receiver.

         FDICIA also contains a number of other provisions affecting depository institutions, including additional reporting and independent auditing requirements, the establishment of safety and soundness standards, the changing of FDIC insurance premiums from flat amounts to the system of risk-based assessments described below under "Deposit Insurance Assessments", a review of accounting standards, and supplemental disclosures and limits on the ability of all but well capitalized depository institutions to acquire brokered deposits. The Riegle Community Development and Regulatory Improvement Act of 1994, however, among other things, contains a number of specific provisions easing the regulatory burden on banks and bank holding companies, including some imposed by FDICIA, and making the bank regulatory system more efficient. Federal banking regulators are taking actions to implement these provisions.

DEPOSIT INSURANCE ASSESSMENTS

         The deposits of each of BANC ONE's affiliate banks are insured up to regulatory limits by the FDIC and, accordingly, are subject to deposit insurance assessments to maintain the Bank Insurance Fund ("BIF") and Savings Association Insurance Fund ("SAIF") administered by the FDIC. The FDIC has adopted regulations establishing a permanent risk-related deposit insurance assessment system. Under this system, the FDIC places each insured bank in one of nine risk categories based on (a) the bank's capitalization and (b) supervisory evaluations provided to the FDIC by the institution's primary federal regulator. Each insured bank's insurance assessment rate is then determined by the risk category in which it is classified by the FDIC.

         Until June 1, 1995, there was an eight basis point spread between the highest and lowest assessment rates, with banks classified in the highest capital and supervisory evaluation categories being subject to a rate of $0.23 per $100 of deposits and banks classified in the lowest capital and supervisory evaluation categories being subject to a rate of $0.31 per $100 of deposits. These assessment rates reflected, in substantial part, the amount the FDIC had determined necessary to increase the reserve ratio of the BIF to 1.25% of total insured bank deposits. Under FDICIA, the FDIC was required to set deposit insurance premium rates at a level sufficient to achieve that ratio by 2006.

         On August 8, 1995, having determined that the BIF had attained the required 1.25% reserve ratio during May 1995, the FDIC amended its regulations to adopt a new assessment rate schedule for BIF deposits, effective retroactively on June 1, 1995. This new schedule established a 27 basis point spread between the highest and lowest assessment rates, with banks classified in the highest capital and supervisory evaluation categories being subject to a rate of $0.04 per $100 of deposits and banks classified in the lowest capital and supervisory evaluation categories continuing to be subject to a rate of $0.31 per $100 of deposits.

         The new regulations also authorized the FDIC to increase or reduce annual assessment rates by up to 5 basis points from those set forth in the new assessment rate schedule, without formal rulemaking, based on the amount of assessment revenue necessary to maintain the required 1.25% reserve ratio and the assessment schedule that would generate that amount of assessment revenue considering the risk profile of BIF members. On December 11, 1995, based on these factors, the FDIC made such an adjustment, reducing assessment rates by 4 basis points for the semiannual assessment period beginning January 1, 1996. For this six-month period, the annual assessment rate thus will range from $0.00 per $100 of deposits for banks classified in the highest capital and supervisory evaluation categories to $0.27 per $100 of deposits for banks classified in the lowest capital and supervisory evaluation categories subject to a $2,000 per bank minimum assessment. There can be no assurance, however, that this adjustment will continue in effect for subsequent assessment periods, or that the FDIC will not make further adjustments, up or down, in assessment rates.

         Because the SAIF, which insures savings institution deposits, has not yet reached the required 1.25% reserve ratio, and is not projected to do so for several years, SAIF deposit insurance premium rates have not been lowered, and will continue to range from $0.23 per $100 of deposits for savings institutions classified in the highest capital and supervisory evaluation categories to $0.31 per $100 of deposits for savings institutions classified in the lowest capital and supervisory evaluation categories. However, Congress is considering proposals to recapitalize the SAIF and/or merge the SAIF with the BIF. It is uncertain whether or when such proposals might be adopted, or what impact they might have on the BIF or on FDIC-insured institutions.

         Some BANC ONE affiliate banks hold deposits that were acquired from savings institutions and that, accordingly, are insured by SAIF. At December 31, 1995, BANC ONE's affiliate banks held $6.3 billion of such deposits. Deposit insurance premiums will be charged on these deposits at the higher SAIF rate.

DEPOSITOR PREFERENCE STATUTE

         Federal legislation has been enacted providing that deposits and certain claims for administrative expenses and employee compensation against an insured depository institution would be afforded a priority over other general unsecured claims against such institution, including federal funds and letters of credit, in the "liquidation or other resolution" of the institution by any receiver.

BROKERED DEPOSITS

         Under FDIC regulations, no FDIC-insured bank or savings institution can accept brokered deposits unless it is (a) well capitalized or (b) adequately capitalized and receives a waiver from the FDIC. In addition, these regulations prohibit any bank or savings institution that is not well capitalized from (a) paying an interest rate on deposits in excess of 75 basis points over certain prevailing market rates or (b) offering "pass through" deposit insurance on certain employee benefit plan accounts unless it provides certain notice to affected depositors. At December 31, 1995, BANC ONE's affiliate banks had aggregate total brokered deposits of approximately $87 million.

INTERSTATE BANKING

         Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Riegle-Neal"), subject to certain concentration limits, (a) bank holding companies such as BANC ONE are permitted, beginning September 29, 1995, to acquire banks and bank holding companies located in any state; (b) any bank that is a subsidiary of a bank holding company is permitted, again beginning September 29, 1995, to receive deposits, renew time deposits, close loans, service loans and receive loan payments as an agent for any other bank subsidiary of that holding company; and (c) banks are permitted, beginning June 1, 1997, to acquire branch offices outside their home states by merging with out-of-state banks, purchasing branches in other states and establishing de novo branch offices in other states, provided that, in the case of any such purchase or opening of individual branches, the host state has adopted legislation "opting in" to those provisions of Riegle-Neal; and provided that, in the case of a merger with a bank located in another state, the host state has not adopted legislation "opting out" of that provision of Riegle-Neal. BANC ONE might use Riegle-Neal to acquire banks in additional states and to consolidate its affiliate banks under a smaller number of separate charters.

ITEM 2        PROPERTIES
              ----------
BANC ONE leases its principal offices in Columbus, Ohio under several long-term leases. As of December 31, 1995 BANC ONE's affiliate banks had 1,352 banking offices located in Arizona, Colorado, Illinois, Indiana, Kentucky, Michigan, Ohio, Oklahoma, Texas, Utah, West Virginia and Wisconsin. BANC ONE and its subsidiaries own or lease various office space, computer centers and warehouses. For additional information see the following portions of the 1995 Annual Report to Shareholders, which are expressly incorporated herein by reference:

1.  Note 6, "Bank Premises, Equipment and Leases" on page 61.


ITEM 3        LEGAL PROCEEDINGS
              -----------------
In 1992, Bank One, Columbus, N.A. ("Columbus") was named a defendant in a purported class action lawsuit in Pennsylvania challenging whether Columbus can impose various types of fees, allowed by the state of Ohio, on credit cardholders residing in Pennsylvania (the "Suit"). The Suit seeks unquantified compensatory and triple damages and other equitable relief. The Suit is one of many similar class action lawsuits brought against credit card issuing banks throughout the United States. The dismissal of the Suit by the Court of Common Pleas of Philadelphia County, Pennsylvania, which had been upheld by a panel of the Pennsylvania Superior Court, was reversed by the entire Pennsylvania Superior Court in December 1994. Columbus has appealed the decision to the Pennsylvania Supreme Court, which has postponed oral argument pending a decision by the United States Supreme Court in a similar action entitled SMILEY V. CITIBANK, in which the California Supreme Court has affirmed the lower court's decision in favor of the bank. Legal counsel believes that the decision of the entire Pennsylvania Superior Court is contrary to the decisions of most state and federal courts outside Pennsylvania that have considered the issue, which have held that national banks may use the rates and fees of the bank's home state in contracts with cardholders from other states. There can be no assurance that bank affiliates of BANC ONE will not be named as defendants in future similar lawsuits.

Except as stated above, neither BANC ONE nor any of its subsidiaries is involved in any material pending legal proceedings other than ordinary routine litigation incident to the business. Similarly, no property owned by any of said entities is the subject of any material pending legal proceedings other than ordinary routine litigation incident to the business.



ITEM 4        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
              ---------------------------------------------------

During the fourth quarter of 1995 no matters were submitted to a vote of securityholders.

EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------

Executive officers as of January 1, 1996 are set forth below. Unless otherwise designated, they are officers of BANC ONE CORPORATION. Others hold the positions indicated in wholly owned subsidiaries. All of these executive officers, with the exception of Messrs. Chancey, Lehmann, Logan, Neubert and Steinhart, have been employed by BANC ONE in various capacities during the past 5 years.

                                                                                       Year Joined
Name                       Age    Title                                                   BANC ONE
--------------------------------------------------------------------------------------------------
Joseph D. Barnette, Jr.    56     Chairman/CEO--Banc One Indiana Corporation                 1982
Steven A. Bennett          43     Senior Vice President                                      1989
William P. Boardman        54     Senior Executive Vice President                            1984
Malcolm B. Chancey, Jr.    64     Chairman/CEO--Banc One Kentucky Corporation                1994
Roman J. Gerber            63     Executive Vice President                                   1966
Richard D. Headley         47     Chairman/CEO--Banc One Services Corporation                1975
Thomas E. Hoaglin          46     Chairman/CEO--Banc One Ohio Corporation                    1973
Craig J. Kelly             50     Senior Vice President                                      1987
David J. Kundert           54     Chairman/CEO--Bank One Investment Management
                                  and Trust Group                                            1971
James C. LaVelle           57     Senior Vice President and Senior Credit Officer            1978
Richard J. Lehmann         51     President/COO                                              1993
William C. Leiter          56     Senior Vice President and Controller                       1981
Richard D. Lodge           48     Senior Vice President                                      1973


Robert F. B. Logan         63     Chairman/CEO--Bank One, Arizona, N.A.                      1993
John B. McCoy              52     Chairman/CEO                                               1967
Michael J. McMennamin      50     Executive Vice President-Finance                           1990 (1)
George R. L. Meiling       53     Treasurer                                                  1977
Jeffrey P. Neubert         53     Chairman--Banc One Diversified Services
                                  Corporation                                                1991
Ronald G. Steinhart        55     Chairman/CEO--Bank One, Texas, N.A.                        1992


(1) From June 1981 to April 1985, Mr. McMennamin was the Vice Chairman of Bank One Columbus, N.A. and Chief Investment Officer of Banc One Corporation.

Mr. Chancey has served as Chairman and Chief Executive Officer of Banc One Kentucky Corporation since August 1994. From January 1993 until the acquisition of Liberty National Bancorp, Inc. by BANC ONE in August 1994, Mr. Chancey served as Chairman, President and Chief Executive Officer of Liberty National Bancorp. Inc. and as Chairman and Chief Executive Officer of Liberty National Bank and Trust Company of Kentucky. From February 1990 to December 1992, Mr. Chancey served as President of Liberty National Bancorp. Inc. and Liberty National Bank and Trust Company of Kentucky.

Mr. Logan has served as Chairman and Chief Executive Officer of Bank One, Arizona, N.A. since April 1995. From May 1993 to March 1995, Mr. Logan served as a director of Banc One Arizona Corporation. From January 1990 until the acquisition of Valley National Bank in April 1993, Mr. Logan served as President and Chief Operating Officer of Valley National Bank (now Bank One, Arizona, N.A.)

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

Information regarding Mr. Lehmann's business experience during the past five years is set forth under the caption "Election of Directors" in the definitive Proxy Statement for the 1996 Annual Meeting of Shareholders to be held April 16, 1996 (the "Proxy Statement"), which information is expressly incorporated by reference herein.

                                   PART II
                                   -------

ITEM 5        MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
              ----------------------------------------------------------------
              MATTERS
              -------

STOCK LISTING

COMMON
------
New York Stock Exchange: BancOne
Ticker Symbol: ONE

SERIES C PREFERRED
------------------
NASD National Market Symbol: BancOne pfC
Ticker Symbol: BONEO

See the following portions of the 1995 Annual Report to Shareholders which are expressly incorporated herein by reference:
-  "Financial Highlights" on page 1.
-  "Consolidated Quarterly Financial Data" on pages 44 and 45.
-  Notes 8, 9, 10,  and 15 on pages 63, 64 and 70.
-  "Five Year Performance Summary" on page 22.
-  "Ten Year Performance Summary" on pages 42 and 43.

ITEM 6        SELECTED FINANCIAL DATA
              -----------------------

See the following portions of the 1995 Annual Report to Shareholders which are expressly incorporated herein by reference:
-  "Five Year Performance Summary" on page 22.
-  "Ten Year Performance Summary" on pages 42 and 43.
-   Note 2 on page 54.

ITEM 7        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              ---------------------------------------------------------------
              RESULTS OF OPERATIONS
              ---------------------

See the following portions of the 1995 Annual Report to Shareholders which are expressly incorporated herein by reference:
-  "Management's Discussion and Analysis" on pages 22 through 41.
- "Five Year Summary-Average Balances, Income and Expense, Yields and Rates" on pages 24 and 25.
-  "Rate-Volume Analysis" on page 26.
-  "Allowance for credit loans" on page 32.
-  "Loan and Lease Analysis" on page 33.
-  "Consolidated Quarterly Financial Data" on pages 44 and 45.


ITEM 8        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
              -------------------------------------------

See the following portions of the 1995 Annual Report to Shareholders which are expressly incorporated herein by reference:
-  "Consolidated Financial Statements and footnotes" on pages 46 through 74.
-  "Consolidated Quarterly Financial Data" on pages 44 and 45.


ITEM 9        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
              ---------------------------------------------------------------
              FINANCIAL DISCLOSURE
              --------------------

Registrant has had no disagreement on accounting and financial disclosure matters and has not changed accountants during the two year period ending December 31, 1995.

                                    PART III
                                    --------

ITEM 10       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
              --------------------------------------------------

The information set forth under the captions "Election of Directors" and "Certain Reports" in the Proxy Statement is expressly incorporated herein by reference.

Reference is made to Part I of this Form 10-K for information as to the executive officers of the registrant.

ITEM 11       EXECUTIVE COMPENSATION
              ----------------------

The information set forth under the captions "Directors Fees and Compensation" and "Executive Compensation" (excluding the information set forth under the caption "Executive Compensation--Comparison of Five Year Cumulative Total Return") and "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement is expressly incorporated herein by reference.

ITEM 12       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
              --------------------------------------------------------------

Information concerning the beneficial ownership of BANC ONE Common Stock as of January 1, 1996 by (i) each person who is known by the Registrant to own beneficially more than 5% of BANC ONE Common Stock (ii) all BANC ONE directors and executive officers (30 individuals) as a group as of January 1, 1996 and
(iii) by the executive officers of BANC ONE named in the Summary Compensation Table (except with respect to Messrs. John B. McCoy and Lehmann whose share ownership is reported in the information on nominees for election as directors under "Election of Directors" in the Proxy Statement) is set forth under the caption "Ownership of Shares" in the Proxy Statement, which information is expressly incorporated herein by reference. Information concerning the beneficial ownership of BANC ONE Common Stock as of January 1, 1996 by each current director and each nominee for director is set forth under the caption "Election of Directors" in the Proxy Statement, which information is expressly incorporated herein by reference.

No shares of BANC ONE Preferred Stock are beneficially owned by any BANC ONE director or executive officer, except for 600 shares of BANC ONE Preferred Stock owned by one executive officer and constituting less than 1% of the outstanding shares of BANC ONE Preferred Stock.

ITEM 13       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
              ----------------------------------------------

The information set forth under the captions "Compensation Committee Interlocks and Insider Participation" and "Transactions with Management and Others" in the Proxy Statement is expressly incorporated herein by reference.

                                    PART IV
                                    -------


ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K INDEX
        ----------------------------------------------------------------------
TO FINANCIAL STATEMENTS AND SCHEDULES
-------------------------------------


                     BANC ONE CORPORATION and Subsidiaries

                                                                                     Annual Report
Data incorporated by reference from the                                              to Shareholders
   1995 Annual Report to Shareholders:                                                      Page
                                                                                     -----------------

   Financial Highlights                                                                       1

   Discussion of our Business                                                              7 - 19

   Management's Discussion and Analysis                                                   22 - 41

   Additional financial information                                                       42 - 45

   Consolidated Balance Sheet, December 31, 1995 and 1994                                    46

   Consolidated Statement of Income for the years ended
       December 31, 1995, 1994 and 1993                                                      47

   Consolidated Statement of Changes in Stockholders' Equity
      for the years ended December 31, 1995, 1994 and 1993                                   48

   Consolidated Statement of Cash Flows for the years ended
       December 31, 1995, 1994 and 1993                                                      49

   Notes to Consolidated Financial Statements                                             50 - 74

   Report of Independent Accountants                                                         75

   Location of Banking offices and list of subsidiaries                              inside back cover


No schedules are included because they are not required, not applicable, or the required information is contained elsewhere.

                               INDEX TO EXHIBITS
                               -----------------

  Exhibit Number
  --------------
       3.1       Amended Articles of Incorporation of BANC ONE CORPORATION.(1)

       3.2       Code of Regulations of BANC ONE CORPORATION.(1)

        10       Material Contracts
               a.    BANC ONE CORPORATION Amended 1994 Key Executive Management Incentive Compensation Plan.(4)
               b.    BANC ONE CORPORATION Dividend Equivalent Unit Plan.(3)
               c.    BANC ONE CORPORATION Executive Management Incentive Compensation Plan.(3)
               d.    BANC ONE CORPORATION Incentive Compensation Deferral Plan.(3)
               e.    BANC ONE Executive Life Insurance Plan.(3)
               f.    Deferred Compensation Plan for Directors of BANC ONE CORPORATION and BANC ONE Affiliates.(2)
               g.    BANC ONE CORPORATION 1989 Stock Incentive Plan.(2)
                     1.  Agreement for Restricted Stock Award under the BANC ONE CORPORATION 1989 Stock Incentive Plan.(2)
                     2.  Stock Option Agreement for Non-Qualified Stock Options under the BANC ONE CORPORATION 1989 Stock
                         Incentive Plan. (2)
                     3.  Stock Option agreement for Incentive Stock Options under the BANC ONE CORPORATION 1989 Stock Incentive
                          Plan .(2)
               h.    BANC ONE CORPORATION Amended Incentive Compensation Deferral Plan.
               i.    BANC ONE Supplemental Executive Security Savings Plan. (2)
               j.    BANC ONE CORPORATION Supplemental Employees Retirement Plan, As Amended and Restated Effective January 1,
                     1993.(2)
               k.    The Valley National Bank of Arizona Supplemental Excess Benefit Retirement Plan. (2)
               l.    American Fletcher Corporation Deferred Compensation Plan. (2)
               m.    Valley National Corporation 401(+)TM Executive Deferred Compensation Plan. (2)
               n.    BANC ONE CORPORATION 1995 Stock Incentive Plan. (4)
               o.    Agreement dated October 2, 1995 between BANC ONE CORPORATION and Richard Lehmann.

        11       Statement regarding computation of earnings per common share.

        12       Statement regarding computation of ratio of earnings to fixed charges.

        13a      Portions of BANC ONE's Annual Report to Shareholders for the calendar year ended December 31, 1995.

        21       Subsidiaries of Registrant.

        23       Consent of Coopers & Lybrand L.L.P.

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


(1)        Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.
(2)        Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.
(3)        Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.
(4)        Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         BANC ONE CORPORATION



By:          John B. McCoy                                  March 28, 1996
   --------------------------------------            ---------------------------
             John B. McCoy                                      Date
             its Chairman



By:       Michael J. McMennamin                             March 28, 1996
   --------------------------------------            ---------------------------
          Michael J. McMennamin                                 Date
   its Executive Vice President - Finance



By:          William C. Leiter                              March 28, 1996
   --------------------------------------            ---------------------------
             William C. Leiter                                   Date
              its Controller

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:  Charles E. Exley, Jr                                    March 28, 1996
   --------------------------------------            ---------------------------
     Charles E. Exley, Jr., Director                             Date


By:  E. Gordon Gee                                           March 28, 1996
   --------------------------------------            ---------------------------
     E. Gordon Gee, Director                                     Date


By:  John R. Hall                                            March 28, 1996
   --------------------------------------            ---------------------------
     John R. Hall, Director                                      Date


By:  Laban P. Jackson, Jr.                                   March 28, 1996
   --------------------------------------            ---------------------------
     Laban P. Jackson, Jr., Director                             Date


By:  John W. Kessler                                         March 28, 1996
   --------------------------------------            ---------------------------
     John W. Kessler, Director                                   Date

By:  Richard J. Lehmann                                      March 28, 1996
   --------------------------------------            ---------------------------
     Richard J. Lehmann, Director                                Date


By:  John B. McCoy                                           March 28, 1996
   --------------------------------------            ---------------------------
     John B. McCoy, Director                                     Date

By:  John G. McCoy                                           March 28, 1996
   --------------------------------------            ---------------------------
     John G. McCoy, Director                                     Date

By:  Richard L. Scott                                        March 28, 1996
   --------------------------------------            ---------------------------
     Richard L. Scott, Director                                  Date

By:  Thekla R. Shackelford                                   March 28, 1996
   --------------------------------------            ---------------------------
     Thekla R. Shackelford, Director                             Date

By:  Alex Shumate                                            March 28, 1996
   --------------------------------------            ---------------------------
     Alex Shumate, Director                                      Date

By:  Frederick P. Stratton, Jr.                              March 28, 1996
   --------------------------------------            ---------------------------
     Frederick P. Stratton, Jr., Director                        Date


By:  Robert D. Walter                                        March 28, 1996
   --------------------------------------            ---------------------------
     Robert D. Walter, Director                                  Date