Form 10-Q
period 1996-03-31
BANC ONE CORP /OH/
filed 1996-05-15
CIK 36090

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For The Quarterly Period Ended March 31, 1996.

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
The number of shares outstanding of the registrant's common stock, no par value, $5 stated value, was 435,554,944 at April 30, 1996.

                                   FORM 10-Q
                               TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                                                                           Page
                                                                                                                        ----
         Consolidated Balance Sheet . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2
         Consolidated Statement of Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3
         Consolidated Statement of Cash Flows . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4
         Supplemental Disclosures for Statement of Cash Flows . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5
         Consolidated Statement of Changes in Stockholders' Equity  . . . . . . . . . . . . . . . . . . . . . . . . . .   5
         Notes to the Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6
         Consolidated Quarterly Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   7
         Average Balances, Income and Expense, Yields and Rates . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9

Item 2.  Management's Discussion and Analysis

         Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10
                 Net Interest Income/Net Interest Margin  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10
                 Non-Interest Income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12
                 Non-Interest Expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13
                 Income Taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13
                 Balance Sheet Analysis . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14
                 Loans and Leases . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14
                 Liquidity and Capital  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16
                 Asset Liability Management . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21

                     BANC ONE CORPORATION AND SUBSIDIARIES
                                     PART I
                             FINANCIAL INFORMATION

BANC ONE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                                                              MARCH 31,      DECEMBER 31,         MARCH 31,
$(THOUSANDS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)                                 1996              1995              1995
- ---------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                      $5,002,275        $5,501,266        $4,730,810
Short-term investments                                                          288,709           454,718         1,102,748

SECURITIES:
     Securities held to maturity                                              1,080,099         1,087,654         4,857,981
     Securities available for sale                                           16,289,926        14,620,334        10,915,170
                                                                             ----------        ----------        ----------
  Total securities (fair value approximates $17,400,000, $15,756,000 and $15,801,000 at March 31,1996, December 31, 1995 and
          March 31, 1995, respectively)                                      17,370,025        15,707,988        15,773,151

Loans and leases                                                             69,207,168        65,328,665        62,495,481
  Allowance for credit losses                                                 1,005,808           938,008           885,292
                                                                              ---------           -------           -------
          Net loans and leases                                               68,201,360        64,390,657        61,610,189

OTHER ASSETS:
  Bank premises and equipment, net                                            1,657,424         1,558,676         1,501,926
  Interest earned, not collected                                                660,529           669,709           563,543
  Other real estate owned                                                        76,584            75,483            82,080
  Excess of cost over net assets of affiliates purchased                        473,304           242,817           258,732
  Other                                                                       1,977,972         1,852,649         2,207,279
                                                                              ---------         ---------         ---------
          Total other assets                                                  4,845,813         4,399,334         4,613,560
                                                                              ---------         ---------         ---------
          Total assets                                                      $95,708,182       $90,453,963       $87,830,458
                                                                            ===========       ===========       ===========

LIABILITIES

DEPOSITS:
  Non-interest bearing                                                      $14,428,845       $14,767,497       $13,204,733
  Interest bearing                                                           55,788,128        52,552,653        52,203,157
                                                                             ----------        ----------        ----------
          Total deposits                                                     70,216,973        67,320,150        65,407,890
Federal funds purchased and repurchase agreements                             7,416,144         6,261,009         6,685,235
Other short-term borrowings                                                   4,029,182         3,516,191         3,234,449
Long-term borrowings                                                          3,010,097         2,720,373         2,125,949
Accrued interest payable                                                        357,686           410,946           329,011
Other liabilities                                                             2,248,017         2,027,816         2,352,459
                                                                              ---------         ---------         ---------
          Total liabilities                                                  87,278,099        82,256,485        80,134,993
                                                                             ----------        ----------        ----------

STOCKHOLDERS' EQUITY
Preferred stock, 35,000,000 shares authorized:
Series C convertible, no par value 4,908,961, 4,992,694 and
  4,997,999 shares  issued and outstanding, respectively                        245,448           249,635           249,900
Common stock, no par value, $5 stated value, 600,000,000 shares authorized, 435,430,889, 451,741,054 and 410,009,224 shares issued, respectively (December 31, 1995 shares reflect the 10%
  stock dividend paid March 6, 1996 to shareholders of record on
  February 21, 1996)                                                          2,177,154         2,258,705         2,050,046
Capital in excess of aggregate stated value of common stock                   4,610,573         5,157,763         3,810,815
Retained earnings                                                             1,384,532         1,100,345         2,082,213
Net unrealized holding gains (losses) on securities available for
  sale, net of tax                                                               12,376            91,804          (56,503)
Treasury stock (0, 24,090,000 and 15,630,500 shares at March
  31,1996, December 31, 1995 and March 31, 1995, respectively), at
  cost                                                                                0         (660,774)         (441,006)
                                                                                      -         ---------         ---------
          Total stockholders' equity                                          8,430,083         8,197,478         7,695,465
                                                                              ---------         ---------         ---------
          Total liabilities and stockholders' equity                        $95,708,182       $90,453,963       $87,830,458
                                                                            ===========       ===========       ===========

The accompanying notes are an integral part of the financial statements.

BANC ONE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31,

$(THOUSANDS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)                             1996           1995
- -----------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
     Interest and fees on loans and leases                                    $1,704,641      $1,454,956
     Interest and dividends on:

          Taxable securities                                                     249,955         208,167
          Tax exempt securities                                                   24,997          31,614
     Other interest income                                                         5,389          28,557
                                                                                   -----          ------
          Total interest income                                                1,984,982       1,723,294

INTEREST EXPENSE:
     Interest on deposits:
          Demand, savings and money market deposits                              246,830         218,852
          Time deposits                                                          345,387         331,078
     Interest on borrowings                                                      197,786         163,776
                                                                                 -------         -------
          Total interest expense                                                 790,003         713,706
                                                                                 -------         -------
          Net interest income                                                  1,194,979       1,009,588
Provision for credit losses                                                      162,421          66,517
                                                                                 -------          ------
     Net interest income after provision for credit losses                     1,032,558         943,071

NON-INTEREST INCOME:
     Income from fiduciary activities                                             62,511          58,582
     Service charges on deposit accounts                                         156,816         127,111
     Loan processing and servicing income                                        117,245         112,443
     Securities gains                                                              5,835           9,786
     Other                                                                       160,168         143,832
                                                                                 -------         -------
          Total non-interest income                                              502,575         451,754

NON-INTEREST EXPENSE:
     Salaries and related costs                                                  502,812         442,950
     Net occupancy expense, exclusive of depreciation                             44,673          39,576
     Equipment expense                                                            28,099          26,907
     Taxes other than income and payroll                                          24,062          21,972
     Depreciation and amortization                                                86,216          74,730
     Outside services and processing                                             125,237         103,502
     Marketing and development                                                    48,114          44,236
     Communication and transportation                                             75,171          66,063
     Other                                                                        84,694         103,661
                                                                                  ------         -------
          Total non-interest expense                                           1,019,078         923,597
                                                                               ---------         -------
Income before income taxes                                                       516,055         471,228

INCOME TAX PROVISION:
     Income excluding securities transactions                                    168,115         165,016
     Securities transactions                                                       2,059           3,694
                                                                                   -----           -----
          Provision for income taxes                                             170,174         168,710
                                                                                 -------         -------
Net income                                                                      $345,881        $302,518
                                                                                ========        ========
Net income per common share (amounts reflect the 10%
      common stock dividend paid March 6, 1996 to
      shareholders of record on February 21, 1996)                                  $.77            $.68
                                                                                    ====           =====
Weighted average common shares outstanding (000)                                 444,027         435,893
                                                                                 =======         =======

The accompanying notes are an integral part of the financial statements.

BANC ONE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED  MARCH 31,

$(THOUSANDS) (UNAUDITED)                                                                       1996            1995
- ---------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income                                                                                   $345,881        $302,518

     ADJUSTMENTS:
          Provision for credit losses                                                         162,421          66,517
          Depreciation expense                                                                 65,007          60,637
          Amortization of other intangibles                                                    21,209          14,093
          Amortization (accretion) of securities premiums and discounts, net                    7,954        (33,864)
          Amortization of mortgage servicing rights                                             6,031           1,699
          Net decrease in trading account                                                      47,732          41,865
          Net (increase) decrease in loans held for sale                                    (228,985)          80,667
          Net increase in deferred loan fees                                                    8,051           1,036
          Securities gains                                                                    (5,835)         (9,786)
          Gain on sales of banks and branch offices                                          (14,514)        (47,247)
          (Gain) loss on sales of loans and other assets                                     (11,679)          43,256
          Net (increase) decrease in other assets                                              88,979        (60,556)
          Net increase in other liabilities                                                     8,218         249,855
          Net increase in deferred income taxes                                                63,097          42,638
                                                                                               ------          ------
               Net cash provided by operating activities                                      563,567         753,328
                                                                                              -------         -------

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
     Purchases of securities available for sale                                           (1,337,656)     (3,395,234)
     Purchases of securities held to maturity                                                (36,731)       (381,118)
     Maturities of securities available for sale                                              905,788       2,417,777
     Maturities of securities held to maturity                                                 90,937         347,295
     Sales of securities available for sale                                                   439,644         543,349
     Net increase in loans, excluding sales and purchases                                 (1,934,191)     (1,137,676)
     Sales of loans and other assets                                                        1,794,763         172,631
     Purchases of loans and related premiums                                                 (89,058)       (244,799)
     Net decrease in short-term investments                                                   236,947       2,495,368
     Additions to bank premises and equipment                                                (72,827)        (66,213)
     Sale of banks                                                                             18,532          95,698
     Net cash acquired in acquisitions                                                        315,715          42,413
     Net increase in purchased mortgage servicing rights                                       (6,857)        (35,448)
                                                                                             --------        --------
          Net cash provided by investing activities                                           325,006         854,043
                                                                                              -------         -------

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
     Net decrease in demand deposit, money market and savings accounts                      (264,910)     (1,481,433)
     Net decrease in time deposits                                                          (952,988)       (669,241)
     Net increase in short-term borrowings                                                  1,236,142         295,421
     Issuance of long-term borrowings, net                                                    507,171         320,110
     Repayment of long-term borrowings                                                    (1,052,126)        (60,336)
     Cash dividends paid                                                                    (152,293)       (262,371)
     Sales of branch offices:
          Deposit liabilities assumed by purchasers                                         (125,642)
          Other, net                                                                            9,372
     Purchase of treasury shares                                                            (592,950)       (104,553)
     Other, net increase                                                                          660          12,425
                                                                                                  ---          ------
          Net cash used in financing activities                                           (1,387,564)     (1,949,978)
                                                                                          -----------     -----------
Decrease in cash and cash equivalents                                                       (498,991)       (342,607)
Cash and cash equivalents at January 1                                                      5,501,266       5,073,417
                                                                                            ---------       ---------
Cash and cash equivalents at March 31                                                      $5,002,275      $4,730,810
                                                                                           ==========      ==========

The accompanying notes are an integral part of the financial statements.

BANC ONE CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL DISCLOSURES FOR STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31,

$(THOUSANDS) (UNAUDITED)                                                                     1996           1995
- -------------------------------------------------------------------------------------------------------------------
Common stock issued and treasury stock reissued in purchase acquisitions                    $710,515         $3,647
                                                                                            ========         ======
Transfer from loans to other real estate owned (OREO)                                         23,138         20,121
                                                                                              ======         ======
Net increase in securities trades not settled                                                 39,850         88,766
                                                                                              ======         ======
Loans issued to facilitate the sale of OREO properties                                           759          1,179
                                                                                                 ===          =====
Additional Disclosures:
     Interest paid                                                                           874,093        732,736
                                                                                             =======        =======
     Income taxes paid                                                                        $3,718         $6,112
                                                                                              ======         ======



The accompanying notes are an integral part of the financial statements.


BANC ONE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the three months ended March 31,

$(THOUSANDS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)                                              1996           1995
- -------------------------------------------------------------------------------------------------------------------
BALANCE, BEGINNING OF PERIOD                                                              $8,197,478     $7,564,860
Net income                                                                                   345,881        302,518
Exercise of stock options, net of shares purchased                                           (3,039)          (286)
Shares issued in acquisitions                                                                710,515          3,647
Sales of stock to employee benefit plans and other                                             3,919         12,711
Cash dividends:
     Corporation:
          Common ($.34 and $.31 per share)                                                 (147,998)      (134,073)
          Series C Preferred ($.88 per share)                                                (4,295)        (4,373)
Change in unrealized holding gains (losses) on
     securities available for sale, net of tax                                              (79,428)         55,014
Purchase of treasury stock                                                                 (592,950)      (104,553)
                                                                                           ---------      ---------
BALANCE, END OF PERIOD                                                                    $8,430,083     $7,695,465
                                                                                          ==========     ==========

The accompanying notes are an integral part of the financial statements.

NOTES TO THE FINANCIAL STATEMENTS

1. The accompanying financial statements are unaudited. However, in the opinion of management, they contain the adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position and the results of operations. The notes to the financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 1995 should be read in conjunction with these financial statements. "The Corporation" is defined as parent company only. "BANC ONE" is defined as the Corporation and all significant majority-owned subsidiaries. Certain prior period amounts have been reclassified to compare with current presentation.

2. The provision for income taxes is at a rate which management believes will approximate the effective rate for the year.

3. On January 2, 1996, the Corporation acquired all of the outstanding shares of Premier Bancorp, Inc. (Premier) of Baton Rouge, Louisiana in exchange for 24 million shares of the Corporation's treasury stock (adjusted for the 10% common stock dividend paid March 6, 1996 to shareholders of record on February 21, 1996) valued at $711 million. The acquisition was accounted for as a purchase, and therefore, prior period financial statements have not been restated to include Premier. Premier had assets of $6.3 billion at December 31, 1995.

     On March 15, 1996, the Corporation completed the sale of Bank One, Pikeville, NA which had assets of $224 million at December 31, 1995, resulting in a pretax gain of $8 million.

4. Mortgage loans held for sale were $747 million, $503 million and $275 million at March 31, 1996, December 31, 1995 and March 31, 1995, respectively. Such loans are carried at the lower of cost or market determined on an aggregate basis.

5. BANC ONE adopted Financial Accounting Standard No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" as of January 1, 1996. The impact on BANC ONE's financial position and results of operations is not material.

6. On February 13, 1996, the Corporation repurchased 15 million shares of common stock (16.5 million shares after the 10% stock dividend). The shares were retired and subsequently reissued to pay the 10% stock dividend.

     On April 16, 1996, the Board of Directors approved the repurchase of up to 10 million shares of BANC ONE common stock to be used for general corporate purposes.

\CONSOLIDATED QUARTERLY FINANCIAL DATA

                                                                                   QUARTERS
                                                        ---------------------------------------------------------------
                                                             1996                             1995
                                                        ---------------------------------------------------------------
$(MILLIONS) (UNAUDITED)                                    FIRST       FOURTH        THIRD       SECOND       FIRST
- -----------------------------------------------------------------------------------------------------------------------
PERIOD END BALANCES

     Loans and leases (net of unearned income)             $69,207.2   $65,328.7    $65,412.7    $63,335.0    $62,495.5
     Earning assets                                         85,860.1    80,553.4     79,020.9     77,272.1     78,486.1
     Total assets                                           95,708.2    90,454.0     88,353.3     86,783.3     87,830.5
     Total deposits                                         70,217.0    67,320.2     66,291.7     65,612.9     65,407.9
     Long-term borrowings                                    3,010.1     2,720.4      2,677.2      2,088.0      2,125.9
     Allowance for credit losses                             1,005.8       938.0        915.5        891.5        885.3
     Total stockholders' equity                              8,430.1     8,197.5      8,002.2      7,839.1      7,695.5

CONDENSED INCOME STATEMENT
     Net interest income (1)                                1,210.87    1,094.55     1,057.66     1,024.36     1,032.31
     Provision for credit losses                              162.42      165.90       132.52        92.56        66.51
                                                              ------      ------       ------        -----        -----
     Net funds function (1)                                 1,048.45      928.65       925.14       931.80       965.80

     NON-INTEREST INCOME
           Income from fiduciary activities                    62.51       62.23        60.05        58.54        58.58
           Service charges on deposit accounts                156.82      144.31       140.81       132.46       127.11
           Loan processing and servicing income               117.24      135.53       142.59       130.24       112.44
           Securities gains                                     5.83        7.98         7.29         2.79         9.79
           Other                                              160.17      141.16       122.13       130.10       143.83
                                                              ------      ------       ------       ------       ------
                Total non-interest income                     502.57      491.21       472.87       454.13       451.75

     NON-INTEREST EXPENSE
           Salaries and related costs                         502.81      448.35       430.14       429.08       442.95
           Other                                              516.27      477.15       450.07       473.25       480.65
                                                              ------      ------       ------       ------       ------
                Total non-interest expense                  1,019.08      925.50       880.21       902.33       923.60
     Taxable equivalent adjustment                             15.89       16.57        19.25        20.89        22.72
                                                               -----       -----        -----        -----        -----
     Income before income taxes                               516.05      477.79       498.55       462.71       471.23
     Income tax provision                                     170.17      140.94       167.53       155.23       168.71
                                                              ------      ------       ------       ------       ------
     Net income                                              $345.88     $336.85      $331.02      $307.48      $302.52
                                                             =======     =======      =======      =======      =======

Net income available to common shareholders                  $341.59     $332.48      $326.65      $303.11      $298.15
                                                             =======     =======      =======      =======      =======

1) Fully taxable equivalent basis. The Federal statutory rate used was 35% for all periods presented.

CONSOLIDATED QUARTERLY FINANCIAL DATA

                                                                                       QUARTERS
                                                             --------------------------------------------------------------
                                                                1996                              1995
                                                             --------------------------------------------------------------
       $(MILLIONS, EXCEPT PER SHARE DATA) (UNAUDITED)          FIRST        FOURTH       THIRD       SECOND       FIRST
- ---------------------------------------------------------------------------------------------------------------------------
KEY RATIOS
     Return on average assets (1)                                  1.45%        1.51%       1.51%        1.43%        1.42%
     Return on average common equity (1)                           16.38        17.00       17.09        16.34        16.61
     Average common equity to assets                                8.77         8.80        8.74         8.60         8.40
     Tier I capital ratio                                           9.57        10.05       10.11        10.36        10.23
     Total risk adjusted capital ratio                             13.44        14.05       14.17        13.76        13.62
     Leverage ratio                                                 8.24         8.87        8.88         8.72         8.58

MARGIN ANALYSIS (1)(2)(3)
     Interest income                                                9.34         9.26        9.19         9.15         9.06
     Interest expense                                               3.69         3.79        3.80         3.86         3.70
                                                                    ----         ----        ----         ----         ----
     Net interest income                                            5.65         5.47        5.39         5.29         5.36
     Provision for credit losses                                     .76          .83         .68          .48          .35
                                                                     ---          ---         ---          ---          ---
     Net funds function                                             4.89         4.64        4.71         4.81         5.01

CREDIT ANALYSIS
     Net charge-offs to average loans and leases (1)                 .89          .87         .67          .56          .49
     Ending allowance to loans and leases                          1.45%        1.44%       1.40%        1.41%        1.42%
     Nonperforming assets (6):
           Total                                                  $486.3       $429.8      $444.7       $430.8       $449.4
           Percent of total loans and leases                        .70%         .66%        .68%         .68%         .72%
     Loans delinquent 90 days or more (4):
           Total                                                  $250.2       $254.4      $212.3       $186.7       $172.9
           Percent of total loans and leases                        .36%         .39%        .32%         .29%         .28%
     Allowance to nonperforming loans                             245.5%       264.8%      253.3%       249.1%       241.0%

PER SHARE DATA (5)
     Net income                                                     $.77         $.77        $.76         $.70         $.68
     Cash dividends declared                                         .34          .31         .31          .31          .31
     Book value                                                    18.80        18.58       18.02        17.59        17.16
     Common stock price:
           High                                                    38.50        36.48       34.41        31.94        27.39
           Low                                                     31.94        30.35       27.95        26.03        22.85
           Close                                                   35.63        34.21       33.18        29.32        25.91
     Preferred Series C stock price:
           High                                                    73.88        70.75       64.00        61.75        54.25
           Low                                                     62.00        59.38       55.58        52.25        49.63
           Close                                                  $69.13       $65.63      $63.75       $58.25       $51.75

SHARES TRADED (000)
     Common                                                       62,091       37,100      39,873       53,708       48,353
     Preferred Series C                                            1,222        1,678         990        1,316        1,233

(1) Ratios presented on an annualized basis.
(2) Fully taxable equivalent basis. The Federal statutory rate used was 35% for all periods presented.
(3) As a percent of average earning assets.
(4) Excluding nonperforming loans.
(5) Amounts have been restated for the 10% common stock dividend paid March 6, 1996 to shareholders of record on February 21, 1996.
(6) Excludes certain smaller balance loans collectively evaluated for impairment.


AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES (1)

                                                         1996                                      1995
                                                     FIRST QUARTER                            FIRST QUARTER
                                        ----------------------------------------------------------------------------------
                                           AVERAGE         INCOME/      YIELD/      AVERAGE         INCOME/      YIELD/
$(THOUSANDS)(UNAUDITED)                     BALANCE        EXPENSE       RATE       BALANCE         EXPENSE       RATE
- --------------------------------------------------------------------------------------------------------------------------
ASSETS:
Short-term investments                         $392,058         $5,422     5.56%     $1,898,213        $30,294       6.47%

SECURITIES: (3)
    Taxable                                  15,474,779        250,096      6.50     13,193,528        208,735        6.42
    Tax-exempt                                1,733,202         36,572      8.49      2,145,188         46,746        8.84
                                              ---------         ------                ---------         ------
         Total securities                    17,207,981        286,668      6.70     15,338,716        255,481        6.75

LOANS AND LEASES: (2)
    Commercial                               18,864,165        383,599      8.18     16,570,122        331,677        8.12
    Real estate:
         Commercial                           5,988,637        134,276      9.02      5,535,898        120,596        8.83
         Construction                         2,920,323         71,788      9.89      2,281,247         59,470       10.57
         Residential                         11,690,758        265,822      9.15     11,355,325        243,958        8.71
    Consumer, net                            20,027,947        487,575      9.79     18,911,300        438,775        9.41
    Credit card                               8,289,355        333,274     16.17      5,806,591        241,036       16.83
    Leases, net                               1,776,069         32,451      7.35      1,354,105         24,731        7.41
    Allowance for credit losses             (1,008,214)                               (897,228)
                                              ---------      ---------                ---------      ---------
Net loans and leases                         68,549,040      1,708,785     10.03     60,917,360      1,460,243        9.72
                                             ----------      ---------               ----------      ---------
Total earning assets                         86,149,079      2,000,875      9.34     78,154,289      1,746,018        9.06
Other assets (3)                              9,523,446                               8,491,705
                                              ---------                               ---------
Total assets                                $95,672,525                             $86,645,994
                                            ===========                             ===========

LIABILITIES:

DEPOSITS:
    Non-interest bearing demand             $13,951,625                             $12,922,201
    Interest bearing demand                   3,115,025         14,847      1.92      8,928,081         49,618        2.25
    Savings                                   5,571,321         36,992      2.67      6,735,705         50,742        3.06
    Money market savings                     22,481,902        194,991      3.49     12,548,007        118,492        3.83
    Time deposits:
         CDs less than $100,000              19,794,454        276,031      5.61     19,185,642        256,111        5.41
         CDs $100,000 and over:

             Domestic                         3,915,866         50,209      5.16      3,769,780         47,482        5.11
             Foreign                          1,433,338         19,147      5.37      1,959,255         27,485        5.69
                                              ---------         ------                ---------         ------
             Total deposits                  70,263,531        592,217      3.39     66,048,671        549,930        3.38
Borrowed Funds:
    Short-term                               11,531,237        149,573      5.22      9,310,890        127,328        5.55
    Long-term                                 3,018,706         48,213      6.42      2,056,018         36,448        7.19
                                              ---------         ------                ---------         ------
    Total borrowed funds                     14,549,943        197,786      5.47     11,366,908        163,776        5.84
                                             ----------        -------               ----------        -------
Total interest bearing liabilities           70,861,849        790,003      4.48     64,493,378        713,706        4.49

Other liabilities                             2,225,888                               1,700,296
                                              ---------                               ---------
Total liabilities                            87,039,362                              79,115,875
Preferred stock                                 247,442                                 249,900
Common stockholders' equity                   8,385,721                               7,280,219
                                              ---------                               ---------
Total liabilities and stockholders' equity
                                            $95,672,525                             $86,645,994
                                            ===========                             ===========
Net interest income                                          1,210,872      5.65                     1,032,312        5.36
Provision for credit losses                                  (162,421)     (.76)                      (66,517)       (.35)
                                                             ---------     -----                      --------       -----
Net funds function                                          $1,048,451     4.89%                      $965,795       5.01%
                                                            ==========     =====                      ========       =====


(1) Fully taxable equivalent basis. The Federal statutory rate used was 35% for all periods presented.
(2) Nonaccrual loans are included in loan balances. Interest income includes related fee income.
(3) Average securities balances are based on amortized historical cost, excluding SFAS 115 adjustments to fair value which are included in other assets.


MANAGEMENT'S DISCUSSION AND ANALYSIS

This discussion should be read in conjunction with the financial statements, notes and tables included elsewhere in this report and in the 1995 BANC ONE CORPORATION Annual Report on Form 10-K. BANC ONE cautions that any forward looking statements contained in this report, in a report incorporated by reference to this report or made by management of the company involve risks and uncertainties and are subject to change based on various important factors. The forward looking statements could cause actual results to differ materially from those expressed or implied.

RESULTS OF OPERATIONS

NET INTEREST INCOME/NET INTEREST MARGIN
BANC ONE's interest income (FTE) increased 14.6% to $2.0 billion and interest expense increased 10.7% to $.8 billion from first quarter 1995, resulting in a slight increase in net interest income. These increases were primarily due to the acquisition of Premier Bancorp, Inc. (Premier) on January 2, 1996. BANC ONE's financial position and results of operations have not been restated to include Premier as this acquisition was accounted for using the purchase method of accounting.
    Average earning asset balances increased 10.2% to $86.1 billion when compared to $78.2 billion in the first quarter of 1995. Premier's first quarter average earning assets of $5.1 billion contributed to this increase. The increase in interest income was primarily due to a significant shift in
earning asset mix and earning asset growth.   On books average loans and leases
grew 12.5% to $69.6 billion in 1996 from $61.8 billion in 1995. Excluding $3.5 billion in first quarter average loans related to the Premier acquisition, the growth is primarily due to a $2.0 billion increase in credit card loans and $700 million increase in real estate loans. On-balance sheet loan growth was funded by an increase in short-term and long-term borrowings, a decrease in short-term investments and a decrease in investment securities. Excluding the $1.6 billion increase in first quarter 1996 of average investment securities related to the purchase of Premier and the $1.4 billion related to mortgage loans that were securitized and reclassified to investment securities from loans during the fourth quarter of 1995, total investment securities decreased $.9 billion, on average, from the first quarter of 1995. BANC ONE's net interest margin in the first quarter of 1996 was also impacted by a lower contribution from tax refund anticipation loan products, which increased the margin 10 basis points in first quarter of 1996 compared with 13 basis points
for the same period in 1995.   The decrease in the margin is largely offset by
higher fee income from electronic tax filing programs.
    BANC ONE relies on both traditional bank funding sources and on sales of loans with servicing retained to fund the origination of earning assets. Most of the loan sales during 1996 and 1995 include arrangements whereby BANC ONE continues to service the loans sold with revenue in excess of net charge-offs and interest paid to investors recorded as servicing income. BANC ONE's net income is not significantly affected by these loan sales; however, classifications within the income statement have changed. Net interest income and provision for credit losses decrease while non-interest income increases due to these sales. While these loan sales have included both consumer loans and credit card receivables (credit card sales) and may in the future include other types of loans, the most significant impact on BANC ONE's income statement classifications results from credit card sales. The following table presents the impact of credit card sales with servicing retained on income statement line items and certain other information pertaining to the total credit card portfolio.

                                               QUARTER ENDED MARCH 31, 1996            QUARTER ENDED MARCH 31, 1995
                                            ------------------------------------------------------------------------------
                                                           EFFECT OF                                EFFECT OF
                                                              CREDIT    PRO-FORMA                      CREDIT    PRO-FORMA
$(MILLIONS)                                    REPORTED   CARD SALES     ADJUSTED       REPORTED   CARD SALES     ADJUSTED
- --------------------------------------------------------------------------------------------------------------------------
Income statement:
Net interest income - fully taxable              $1,211         $91       $1,302         $1,032         $66       $1,098
equivalent
Provision for credit losses                         162          53          215             67          28           95
Non-interest income                                 502        (35)          467            452        (37)          415
Non-interest expense                              1,019           3        1,022            924           1          925
Net income                                          346                      346            303                      303
Other Data:
Credit card balances:
Ending, at March 31,                              7,278       4,440       11,718          5,850       2,680        8,530
Average for first quarter                        $8,289      $3,489      $11,778         $5,807      $2,680       $8,487
Net charge-offs as a percentage of
     average credit cards                         4.64%       6.11%        5.09%          3.23%       4.24%        3.54%
Credit card delinquencies over 90 days as
     a percentage of ending credit cards          1.70        1.94         1.79           1.26        1.75         1.42
Net interest margin                               5.65%      10.49%        5.84%          5.36%       9.99%        5.51%
- --------------------------------------------------------------------------------------------------------------------------

BANC ONE's retail funding base continued to shift away from relatively low-cost deposit products (including interest-bearing demand and savings accounts) into other deposit products offering yields which enabled BANC ONE to compete effectively against non-bank providers of retail money market investment products. The offering of competitively priced products enabled BANC ONE to avoid runoff of its retail funding base during the first quarter of 1996 and ensured continued access to retail funds at rates which remained below large liability funding cost.

BANC ONE's policy is to manage interest rate risk to a level which places narrow limits on the sensitivity of its earnings to changes in market interest rates. Various capital markets transactions were executed in both 1994 and 1995 to ensure that interest rate risk remains within policy limits. Consequently, the significant changes in market interest rates which occurred in 1995 and 1996 did not significantly impact net interest income. An explanation of the asset-liability management process is found beginning on page 17 and in the Annual Report on Form 10-K for the year ended December 31, 1995 beginning on page 34.

Off-balance sheet investment products, primarily interest rate swaps, decreased interest income by $20 million in the first quarter of 1996 compared with $33 million in the first quarter of 1995. Off-balance sheet investment products increased deposit and other borrowing costs by $.5 million in the first quarter of 1996 and $20 million during the first quarter of 1995. In the current rate environment, it is anticipated that these off-balance sheet products will continue to reduce yields on interest earning assets and increase interest rates on interest bearing liabilities in the future.

NON-INTEREST INCOME

                                                            QUARTER ENDED
                                                     ---------------------------
                                                        MARCH 31,    MARCH 31,    INCREASE
$(THOUSANDS)                                              1996          1995     (DECREASE)
- --------------------------------------------------------------------------------------------
Income from fiduciary activities                           $62,511      $58,582      $3,929
Service charges on deposit accounts                        156,816      127,111      29,705
Loan processing and servicing income:
  Mortgage banking                                          19,862       15,716       4,146
  Credit card and merchant processing fees                  39,738       41,743     (2,005)
  Loan servicing income                                     57,645       54,984       2,661
                                                            ------       ------       -----
TOTAL LOAN PROCESSING AND SERVICING INCOME                 117,245      112,443       4,802
Other income:
  Insurance                                                 26,215       18,672       7,543
  Securities related activities                             17,587       11,462       6,125
  Investment banking                                         8,387        4,570       3,817
  Other                                                    107,979      109,128     (1,149)
                                                           -------      -------     -------
Total other income                                         160,168      143,832      16,336
                                                           -------      -------      ------
Non-interest income before securities gains                496,740      441,968      54,772
                                                           -------      -------      ------
Securities gains                                             5,835        9,786     (3,951)
                                                             -----        -----     -------
TOTAL NON-INTEREST INCOME                                 $502,575     $451,754     $50,821
                                                          ========     ========     =======


The increase in service charges on deposit accounts for the three months ended March 31, 1996 is due mainly to a $13 million increase related to the acquisition of Premier, an $11 million increase in overdraft fees due to an increase in the per occurrence fee in second quarter 1995 and an overall increase in demand deposit account volume.

The majority of the increase in mortgage banking income for the three months ended March 31, 1996 is a result of higher origination volume due to higher loan demand generated by lower interest rates.

The shift from credit card and merchant processing fees to loan servicing income in first quarter 1996 is primarily attributable to sales of credit card loans with servicing retained in second and third quarter 1995 totalling $.8 billion. Also contributing to the increase in loan servicing income was a consumer loan sale of $1.2 billion in April 1995. The increase in insurance income for the three months ended March 31, 1996 is primarily due to $7 million of commissions earned in first quarter 1996 as a result of an annuity product sales campaign which began in fourth quarter 1995.

The increase in income from securities-related activities for the three months ended March 31, 1996 is primarily attributable to increased mutual fund sales volume as a result of a sales campaign which began in fourth quarter 1995.

Other non-interest income decreased $1 million in the first quarter of 1996, compared to the same quarter in 1995. The decrease is attributable to $29 million of gains recognized in 1995, while only $28 million was recognized in 1996. This $28 million is composed of an $8 million gain recognized on the sale of Bank One Pikeville, NA, a $14 million gain on sale of loans, branches, and other assets, a $3 million joint venture gain, and a $3 million increase related to the acquisition of Premier and other transactions.

NON-INTEREST EXPENSE

                                                                  QUARTER ENDED
                                                          -----------------------------
                                                            MARCH 31,       MARCH 31,      INCREASE
$(THOUSANDS)                                                   1996            1995       (DECREASE)
- ---------------------------------------------------------------------------------------------------
Salary and related costs                                       $502,812       $442,950      $59,862
Net occupancy expense, exclusive of depreciation                 44,673         39,576        5,097
Equipment expense                                                28,099         26,907        1,192
Taxes other than income and payroll                              24,062         21,972        2,090
Depreciation and amortization                                    86,216         74,730       11,486
Outside services and processing                                 125,237        103,502       21,735
Marketing and development                                        48,114         44,236        3,878
Communication and transportation                                 75,171         66,063        9,108
FDIC Insurance                                                    4,246         35,915     (31,669)
Other                                                            80,448         67,746       12,702
                                                                 ------         ------       ------
TOTAL NON-INTEREST EXPENSE                                   $1,019,078       $923,597      $95,481
                                                             ==========       ========      =======

Salaries and related costs increased for the three months ended March 31, 1996 due primarily to $26 million related to the acquisition of Premier, $7 million related to headcount resulting from growth in non-bank businesses and data processing support personnel, $10 million related to new incentive programs started in 1996, $5 million in benefit accruals in 1996 due to higher company matching contributions based on expected higher earnings and higher pension costs due to lower interest rates, and $4 million in commission expense resulting from increased securities-related and investment banking activities in 1996.

As a result of the Premier acquisition, $238 million of goodwill and $58 million of other intangibles were recorded during first quarter 1996. This resulted in an increase in amortization expense of $7 million.
Amortization expense for the full year of 1996 is expected to increase $28 million due to these new intangible assets. The Premier acquisition also resulted in an increase in depreciation of bank premises and equipment of $4 million.

Outside services and processing increased for the three months ended March 31, 1996 due to $3 million of expense related to the Premier acquisition, an increase in consulting of $7 million primarily related to the consolidation and standardization efforts across BANC ONE in 1996, a $5 million increase in temporary employees as a result of consolidation and standardization efforts, and an increase in outside legal fees of $2 million. The scope of the consolidation and standardization project has been expanded which has resulted in costs being higher in 1996 than originally anticipated. It is anticipated that expenses related to the consolidation and standardization efforts will continue to be incurred before the benefits of this effort are realized.

Communication and transportation increased for the three months ended March 31, 1996 due to $3 million of expense related to the Premier acquisition, $3 million of expense incurred in 1996 related to consolidation and standardization efforts, a $1 million increase in general telephone charges, and a $3 million increase in general business travel to support the emerging national line of business management. The increases above are offset by a reduction in credit card solicitation expense of $3 million in 1996. The remaining increase is a result of increased usage of data transmission and computer/communications technology.

FDIC insurance expense decreased $32 million for the three months ended March 31, 1996 as a result of the FDIC's decision to lower deposit insurance premiums from $.23 per $100 in Bank Insurance Fund (BIF) deposits to a $2,000 per bank minimum assessment for well capitalized and well managed banks. At March 31, 1996, BANC ONE's affiliate banks held approximately $6 billion of deposits insured by the Savings Association Insurance Fund (SAIF). Deposit insurance premiums continue to be charged on SAIF insured deposits at $.23 per $100 in deposits.

Other non-interest expense increased $13 million for the three months ended March 31, 1996. Contributing to the increase were $4 million related to the Premier acquisition and a $2 million overall increase in supplies.

INCOME TAXES
The provision for income taxes was 33.0% of pretax income for the three months ended March 31, 1996 as compared to 35.8% of pretax income for the same period in 1995. The effective tax rate for the three months ended March 31, 1996 approximates the anticipated effective tax rate for the year. The decrease in the effective rate from first quarter 1995 is a result of BANC ONE's reorganization efforts which resulted in a reduction of state income taxes in 1996 and a reduction in federal income tax reserves relating to agreements reached with the Internal Revenue Service in 1996.

BALANCE SHEET ANALYSIS

LOANS AND LEASES

                                                              MARCH 31,         DECEMBER 31,         MARCH 31,
 $(THOUSANDS)(as of end of period)                              1996                1995               1995
- -----------------------------------------------------------------------------------------------------------------
 Commercial, financial and agricultural                      $19,304,204        $17,903,692         $17,316,409
 Real Estate:
          Commercial                                           6,032,762          5,667,826           5,540,730
          Construction                                         3,004,064          2,692,587           2,375,130
          Residential                                         11,835,885         11,259,495          11,483,772
 Consumer, net                                                19,839,140         18,407,595          18,529,994
 Credit card                                                   7,278,083          7,665,274           5,849,644
 Leases, net                                                   1,913,030          1,732,196           1,399,802
                                                               ---------          ---------           ---------
 Total loans and leases                                      $69,207,168        $65,328,665         $62,495,481
                                                             ===========        ===========         ===========

The $3.9 billion increase in ending loans and leases from December 31, 1995 is primarily due to a $3.3 billion increase related to the acquisition of
Premier.   For a more detailed analysis refer to the Average Balances, Income
and Expense, Yields and Rates found on page 9.   Also, refer to the table
on page 11 which provides certain information on managed credit card loans. BANC ONE experienced loan growth primarily in credit card and consumer loans. Significant origination activity is not fully reflected in ending loan balances due to the following sales and securitizations of loans during the first quarter of 1996:

- -      Consumer loan sales of $ .5 billion
- -      Credit card loan sales of $1 billion

BANC ONE's process for monitoring loan quality includes detailed, monthly analysis of delinquencies, nonperforming assets and potential problem loans from each affiliate bank. Management extensively monitors credit, including appraisals, assessing the financial condition of borrowers, restrictions on out-of-area lending and avoidance of loan concentrations.

The following summarizes the activity in nonaccrual loans and OREO for the quarter ended March 31, 1996.

 $(THOUSANDS)
- ------------------------------------------------------------------------------------------
 NONACCRUAL LOANS:
 Balance, beginning of period                                                   $349,084
 Premier acquisition                                                              30,516
 Nonaccrual additions                                                            123,620
 Loans returned to accrual and payments received                                (64,475)
 Reductions due to transfers to OREO                                             (8,341)
 Charge-offs                                                                    (22,994)
 Other, net                                                                          195
                                                                                     ---
 Balance, end of period                                                         $407,605
                                                                                ========
 OREO:
 Balance, beginning of period                                                    $75,483
 Premier acquisition                                                               3,982
 Additions                                                                        19,156
 Write-downs                                                                     (6,566)
 Sales                                                                          (13,784)
 Customer Payments                                                                 (204)
 Other                                                                           (1,483)
                                                                                 -------
 Balance, end of period                                                          $76,584
                                                                                 =======

The following tables summarize charge-offs and recoveries as percentages of average loans and leases for the periods indicated and loans delinquent 90 days or more as a percentage of loans at the dates indicated.

                                                                                                       NET
                                                           GROSS                                  CHARGE-OFFS
                                                         CHARGE-OFFS            RECOVERIES         (RECOVERIES)
FOR THE THREE MONTHS ENDED:                                 (1)                     (1)                (1)
- ----------------------------------------------------------------------------------------------------------------
MARCH 31, 1996

Commercial, financial and agricultural                      .32%                    .16%               .16%
Real estate                                                 .16                     .08                .08
Consumer, net                                              1.58                     .66                .92
Credit card                                                5.25                     .61               4.64
Leases, net                                                 .54                     .15                .39
TOTAL LOANS AND LEASES                                     1.23%                    .34%               .89%

MARCH 31, 1995

Commercial, financial and agricultural                      .22%                    .30%              (.08)%
Real estate                                                 .08                     .08                 0
Consumer, net                                              1.12                     .47                .65
Credit card                                                4.01                     .78               3.23
Leases, net                                                 .55                     .27                .28
TOTAL LOANS AND LEASES                                      .81%                    .32%               .49%

(1) Ratios are presented on an annualized basis.


                                                         MARCH 31,             DECEMBER 31,             MARCH 31,
LOANS DELINQUENT 90 DAYS OR MORE (1)                        1996                   1995                   1995
- ------------------------------------------------------------------------------------------------------------------
Wholesale (2)                                               .10%                   .15%                    .14%
Real estate, residential                                    .23                     .25                    .15
Consumer, net                                               .31                     .34                    .23
Credit card                                                1.70                    1.54                   1.26
Leases, net                                                 .03                     .03                    .15
TOTAL LOANS AND LEASES                                      .36                     .39                    .28

(1) Ratios presented are expressed as a percent of ending balances excluding nonperforming loans.
(2) Includes commercial, financial, agricultural; commercial real estate and construction real estate loans.

Excluding $46 million related to Premier, total nonperforming assets at March 31, 1996 have increased slightly from December 31, 1995. This increase is primarily in non-accrual loans. Loans delinquent 90 days or more have decreased slightly for the same period. The increase in net charge-offs has been driven by the deterioration of consumer credit experienced by BANC ONE and the banking industry as well as the decline in commercial loan recoveries. The consumer credit deterioration is evident in the statistics shown above for consumer loans and credit cards and is expected to continue throughout 1996.

The following summarizes activity in the allowance for credit losses.

                                                            FOR THE THREE MONTHS ENDED
                                                       --------------------------------------
 $(THOUSANDS)                                                 1996               1995
- ---------------------------------------------------------------------------------------------
 BALANCE, BEGINNING OF PERIOD                                  $938,008           $897,180
 Allowance associated with loans acquired
 (sold) and other                                                60,065             (4,052)
 Provision for credit losses                                    162,421             66,517
 Losses charged to the allowance                               (212,372)          (124,016)
 Recoveries                                                      57,686             49,663
                                                                 ------             ------
 Net losses charged to the allowance                           (154,686)           (74,353)
                                                              ---------           --------
 BALANCE, END OF PERIOD                                      $1,005,808           $885,292
                                                             ==========           ========

The increase in the provision for credit losses is primarily due to loan growth as well as an increase to provide coverage of increasing net charge-offs.

LIQUIDITY AND CAPITAL

At March 31, 1996, large liability dependence was 18.58%, an increase from
17.30% at December 31, 1995.   BANC ONE's policy is that the large liabilities
position be no greater than 30% of net earning assets. In practice, BANC ONE manages the position at much lower levels as summarized below.


                                                                    MARCH 31,          DECEMBER 31,        MARCH 31,
 $(MILLIONS)                                                          1996                 1995              1995
- ---------------------------------------------------------------------------------------------------------------------
 Earning assets, net of short term investments                       $85,571              $80,099           $77,383
 Large liabilities:
         Net national market liabilities                              $3,388               $3,209           $ 3,107
         As a percent of net earning assets                            3.96%                4.01%             4.02%
         Total net large liabilities                                 $15,898              $13,857           $13,766
         As a percent of net earning assets                           18.58%               17.30%            17.79%

Competition from non-bank investment providers continues to impact BANC ONE's deposit gathering and retention efforts. During the first quarter of 1996, deposit runoff was minimal, but the deposit mix continued to shift to more costly market priced products. This mix change is expected to continue for the foreseeable future. The competitive environment for retail and commercial bank deposits continues to cause BANC ONE to look to non-traditional bank sources to fund its earning asset growth. BANC ONE's large liability dependence increased due to an increase in repurchase agreements and other short-term borrowings
which were used to fund loan growth.   During the first quarter 1996, $ 500
million of auto loans and $1 billion of credit card receivables were sold.
Loan sales such as these are expected to continue to generate funding for loan growth and to mitigate the need to increase large liabilities.

During the first quarter of 1996, the Corporation repurchased 15 million common shares (16.5 million after the 10% stock split) for $593 million. In the second quarter of 1996, the Board of Directors authorized the repurchase of up to 10 million common shares to be used for general corporate purposes. Stock repurchase transactions may increase BANC ONE's reliance on large liabilities.

BANC ONE has long had a policy of maintaining superior capital ratios. BANC ONE's policies require it to maintain, at a minimum, a capital position that meets the federal regulators "well capitalized" classification. At March 31, 1996, risk based tier I capital, total risk adjusted capital and leverage ratios were 9.57%, 13.44% and 8.24%, respectively. All of these ratios are significantly above regulatory minimum capital requirements.

ASSET/LIABILITY MANAGEMENT

BANC ONE uses a unified approach to management of liquidity, capital and interest rate risk through its Asset and Liability Management (ALM) process. The key elements of the ALM process are discussed in further detail on pages 34 through 39 of BANC ONE CORPORATION's 1995 Annual Report on Form 10-K. The management of interest rate risk in the ALM process can be broken down into three components; earnings sensitivity risk (ESR), basis risk and economic value at risk (EVAR).

ESR is defined as the percentage change in forecasted earnings over a 12 month period for a specified gradual change in forecasted interest rates. BANC ONE measures ESR by determining how earnings from existing assets and liabilities would change if interest rates changed. The following table reflects ESR at March 31, 1996 for gradual rate changes (i.e. .25% per quarter for a 1% annual rate movement).

Gradual Rate Change                                                        ESR
- ----------------------------                                               ---
         +3%                                                               (6.00)%
         +2%                                                               (3.50)%
         +1%                                                               (1.30)%
         -1%                                                               ( .50)%
         -2%                                                               (1.90)%


Basis risk is the risk of changing spreads between certain categories of indexed assets and liabilities. The primary risk faced by BANC ONE is the risk that the spread between Prime loan rates and short-term funding rates will narrow. An immediate decline of 10 basis points in the spread between Prime and Fed Funds and Prime and LIBOR, lasting a full year would cause projected earnings to decline by .7%.

EVAR is defined as the percentage change in economic value of future earnings for a specified immediate change in rates. EVAR is an indicator of the sensitivity of longer term earnings to interest rates. BANC ONE measures EVAR by determining a baseline gauge of the economic value of future earnings to be derived from the current balance sheet and then calculates the percentage change in that value for given changes in rates. The following table reflects EVAR at March 31, 1996 for 1% and 2% immediate changes in rates.


Immediate Rate Change                                                        EVAR
- ---------------------                                                        ----
         +2%                                                                 (1.70)%
         +1%                                                                 ( .50)%
         -1%                                                                 (3.10)%
         -2%                                                                 (8.30)%



Major assumptions used in measuring interest rate risk include the behavior of loan and deposit repricings and volumes, prepayments on various fixed rate assets, and spread and volume elasticity of interest and non-interest bearing deposit accounts which may not have contractually defined maturities. A significant portion of consumer deposits do not reprice or mature on a contractual basis.

Banc One uses both on-balance and off-balance sheet investments products to manage interest rate risk. The off-balance sheet investment products utilized are primarily interest rate swaps. Interest rate swap agreements involve the exchange of interest payments without the exchange of the underlying notional amount on which the interest payments are calculated. BANC ONE has entered into interest rate swap agreements that synthetically alter assets and liabilities as part of its ALM process to manage the impact of fluctuating interest rates.

Following are the estimated fair value and amortized cost of securities by type and the estimated maturities and weighted average fixed rates of off-balance sheet investment products by type. A key assumption in the maturity information below is that future variable rates move as indicated by the forward interest rate curve in existence at March 31, 1996. To the extent that the interest rates move in a fashion other than indicated in the forward interest rate curve the maturity information will change.

                                                 MARCH 31, 1996             DECEMBER 31, 1995             MARCH 31, 1995
                                           --------------------------  --------------------------- ----------------------------
                                             Amortized    Estimated      Amortized     Estimated     Amortized     Estimated
$ (MILLIONS)                                   Cost       Fair Value        Cost      Fair Value        Cost       Fair Value
- -------------------------------------------------------------------------------------------------------------------------------
SECURITIES HELD TO MATURITY:
         United States treasury and agencies        $125         $125            $91           $91          $490           $482
         Mortgage and asset-backed
         securities:
                 Government                           58           61             58            62         1,572          1,572
                 Other                                 1            1              6             6           536            535
         Tax exempt                                  850          884            909           953         2,050          2,073
         Other                                        46           39             24            24           210            224
                                                      --           --             --            --           ---            ---
Total securities held to maturity                  1,080        1,110          1,088         1,136         4,858          4,886
                                                   -----        -----          -----         -----         -----          -----

SECURITIES AVAILABLE FOR SALE:
         United States treasury and agencies       4,058        4,042          3,029         3,060         4,615          4,614
         Mortgage and asset-backed
         securities:
                 Government                        6,999        7,050          6,553         6,660         3,489          3,438
                 Other                             3,762        3,740          3,595         3,587         2,672          2,629
         Tax  exempt                                 900          903            813           825             7              7
         Other                                       554          555            486           488           223            227
                                                     ---          ---            ---           ---           ---            ---
Total securities available for sale               16,273       16,290         14,476        14,620        11,006         10,915
                                                  ------       ------         ------        ------        ------         ------
TOTAL SECURITIES                                 $17,353      $17,400        $15,564       $15,756       $15,864        $15,801
                                                 =======      =======        =======       =======       =======        =======





                                       MATURITIES OF OFF-BALANCE SHEET INVESTMENT
                                            PRODUCTS AT MARCH 31, 1996(1)(2)                      ENDING BALANCES AT
                                 ------------------------------------------------------- ---------------------------------------
                                                                             2001-          March 31,   December 31,  March 31,
$(MILLIONS)                         1996     1997   1998     1999   2000     2005  2006+       1996         1995         1995
- --------------------------------------------------------------------------------------------------------------------------------
Receive fixed swaps:
         Notional value           $1,255   $3,753 $1,500     $545 $1,160   $1,596   $300      $10,109      $9,789       $8,134
         Weighted average          6.20%    5.22%  5.82%    6.20%  6.29%    6.43%  7.23%        5.86%       5.85%        5.50%
         receive rate
Receive fixed amortizing swaps:
         Notional value           $4,297   $1,283   $517      $13   $129                       $6,239      $7,946      $11,780
         Weighted average          5.26%    5.26%  5.56%    7.27%  5.54%                        5.29%       5.29%        5.36%
         receive rate
Pay fixed swaps:
         Notional value             $359      $95   $100       $6     $6                         $566      $2,673       $4,358
         Weighted average pay      7.53%    8.54%  6.15%    8.69%  8.17%                        7.47%       5.76%        5.94%
         rate
Purchased caps:
         Notional value           $2,502     $503     $4       $4     $4      $26              $3,043      $5,253       $4,754
                                  ------     ----     --       --     --      ---   ----       ------      ------       ------
Net receive fixed position        $2,691   $4,438 $1,913     $548 $1,279   $1,570   $300      $12,739      $9,809      $10,802
Basis swaps:
         Notional value            2,475    3,730    405       74                               6,684       8,304        8,528
Other(3)
         Notional value           $1,916     $440 $1,000                                       $3,356      $4,052       $4,485

(1)Maturities are based on estimated future interest rates from the forward interest curve at March 31, 1996.
(2)Variable receive and pay interest rates, which are based primarily on three month LIBOR or prime, are not included in the table above.
(3)Other off-balance sheet investment products include forward starting contracts ($1.4 billion at March 31, 1996), floors, options, swaptions, forward rate agreements, currency swaps, and anticipatory hedges. Customer transactions of $1.3 billion, $1.2 billion and $600 million at March 31, 1996, December 31, 1995 and March 31, 1995, respectively, have been excluded.

                                                                                                                DECEMBER 31,
                                                                MARCH 31, 1996                                      1995
                                    -----------------------------------------------------------------------   -----------------
                                          TOTAL                                                 NET                  NET
$(MILLIONS)                              NOTIONAL        UNREALIZED        UNREALIZED        UNREALIZED          UNREALIZED
                                          AMOUNT            GAINS            LOSSES             LOSS             GAIN (LOSS)
 ---------------------------------------------------------------------- -----------------------------------   -----------------
Receive fixed swaps                            $10,109              $29             $(58)             $(29)                $136
Receive fixed amortizing swaps                   6,239               10              (35)              (25)                (13)
Pay fixed swaps                                    566                1              (10)               (9)                (13)
Purchased caps                                   3,043                0              (10)              (10)                (18)
Basis swaps                                      6,684                0              (37)              (37)                (37)
Other                                            3,356                1               (7)               (6)                 (8)
                                    ----------------------------------- -----------------------------------   -----------------
Total                                          $29,997              $41            ($157)            ($116)                 $47
                                    =================================== ===================================   =================


BANC ONE CORPORATION's 1995 Annual Report on Form 10K provided certain fair value information based on interest rates at December 31, 1995. Since that date, long-term market interest rates have increased and, as a result, the fair value of fixed rate liabilities has become more favorable and the value of certain loan products less favorable. The net change is not material.

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


                                                  BANC ONE CORPORATION


       May 15, 1996                              /s/ William C. Leiter
- ----------------------------            ----------------------------------------
           Date                                    William C. Leiter
                                                Chief Accounting Officer

                                INDEX TO EXHIBITS


Exhibit Number
- --------------
     11       Statement Regarding Computation of Earnings per Common Share

     12       Statement Regarding Computation of Ratio of Earnings to Fixed
              Charges

     27       Financial Data Schedules