Form 10-Q
period 1996-06-30
BANC ONE CORP /OH/
filed 1996-08-14
CIK 36090

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For The Quarterly Period Ended June 30, 1996.

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

The number of shares outstanding of the registrant's common stock, no par value, $5 stated value, was 432,865,470 at July 31, 1996.

                                    FORM 10-Q
                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
- -------  --------------------                                                                                               Page
                                                                                                                            ----
         Consolidated Balance Sheet............................................................................................3
         Consolidated Statement of Income......................................................................................4
         Consolidated Statement of Cash Flows..................................................................................5
         Supplemental Disclosures for Statement of Cash Flows..................................................................6
         Consolidated Statement of Changes in Stockholders' Equity.............................................................6
         Notes to the Consolidated Financial Statements........................................................................7
         Consolidated Quarterly Financial Data.................................................................................8
         Average Balances, Income and Expense, Yields and Rates...............................................................10

Item 2.  Management's Discussion and Analysis

         Results of Operations................................................................................................12
                  Net Interest Income/Net Interest Margin.....................................................................12
                  Non-Interest Income.........................................................................................14
                  Non-Interest Expense........................................................................................15
                  Income Taxes................................................................................................15

         Balance Sheet Analysis...............................................................................................16
                  Loans and Leases............................................................................................16
                  Liquidity and Capital.......................................................................................18
                  Asset Liability Management..................................................................................18

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings....................................................................................................21
Item 4.  Submission of Matters to a Vote of Security Holders..................................................................21
Item 6.  Exhibits and Reports on Form 8-K.....................................................................................22

SIGNATURES....................................................................................................................23


                      BANC ONE CORPORATION AND SUBSIDIARIES
                                     PART I
                              FINANCIAL INFORMATION

BANC ONE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET


                                                                                       JUNE 30,   DECEMBER 31,
$(THOUSANDS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)                                         1996           1995
- ---------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                            $  4,945,403    $  5,501,266
Short-term investments                                                                  944,914         454,718
SECURITIES:
      Securities held to maturity                                                     1,004,629       1,087,654
      Securities available for sale                                                  15,188,502      14,620,334
                                                                                   ------------    ------------
   Total securities (fair value approximates $16,225,000 and $15,756,000 at
   June 30,1996 and December 31, 1995, respectively)                                 16,193,131      15,707,988
Loans and leases                                                                     70,627,848      65,328,665
   Allowance for credit losses                                                        1,026,318         938,008
                                                                                   ------------    ------------
           Net loans and leases                                                      69,601,530      64,390,657
OTHER ASSETS:
   Bank premises and equipment, net                                                   1,644,464       1,558,676
   Interest earned, not collected                                                       678,899         669,709
   Other real estate owned                                                               70,507          75,483
   Excess of cost over net assets of affiliates purchased                               460,071         242,817
   Other                                                                              2,512,141       1,852,649
                                                                                   ------------    ------------
           Total other assets                                                         5,366,082       4,399,334
                                                                                   ------------    ------------
           Total assets                                                            $ 97,051,060    $ 90,453,963
                                                                                   ============    ============
LIABILITIES
DEPOSITS:
   Non-interest bearing                                                            $ 14,460,575    $ 14,767,497
   Interest bearing                                                                  56,493,515      52,552,653
                                                                                   ------------    ------------
           Total deposits                                                            70,954,090      67,320,150
Federal funds purchased and repurchase agreements                                     7,106,107       6,261,009
Other short-term borrowings                                                           5,045,350       3,516,191
Long-term borrowings                                                                  3,020,801       2,720,373
Accrued interest payable                                                                388,736         410,946
Other liabilities                                                                     2,018,544       2,027,816
                                                                                   ------------    ------------
           Total liabilities                                                         88,533,628      82,256,485
                                                                                   ------------    ------------
STOCKHOLDERS' EQUITY
Preferred stock, 35,000,000 shares authorized:
   Series C convertible, no par value, 4,811,251 and 4,992,694 shares issued
   and outstanding, respectively                                                        240,563         249,635
Common stock, no par value, $5 stated value, 600,000,000 shares authorized, 435,651,470 and 451,741,054 shares issued, respectively (December
   31, 1995 shares reflect the 10% stock dividend paid March 6,
   1996 to shareholders of record on February 21, 1996)                               2,178,257       2,258,705
Capital in excess of aggregate stated value of common stock                           4,612,559       5,157,763
Retained earnings                                                                     1,587,614       1,100,345
Net unrealized holding gains (losses) on securities available for sale, net of
   tax                                                                                  (39,909)         91,804
Treasury stock (1,685,000  and 24,090,000 shares at June 30, 1996 and
   December 31, 1995, respectively), at cost                                            (61,652)       (660,774)
                                                                                   ------------    ------------
           Total stockholders' equity                                                 8,517,432       8,197,478
                                                                                   ------------    ------------
           Total liabilities and stockholders' equity                              $ 97,051,060    $ 90,453,963
                                                                                   ============    ============

The accompanying notes are an integral part of the financial statements.

BANC ONE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME

                                                                   For the Three Months            For the Six Months
                                                                      Ended June 30,                 Ended June 30,
                                                              --------------------------------------------------------

$(THOUSANDS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)                1996            1995            1996            1995
- ------------------------------------------------------------------------------------------------------------ ---------
INTEREST INCOME:
      Interest and fees on loans and leases                   $ 1,687,142    $ 1,490,413    $ 3,391,783    $ 2,945,369
      Interest and dividends on:
           Taxable securities                                     238,265        220,974        488,220        429,141
           Tax exempt securities                                   24,215         30,698         49,212         62,312
      Other interest income                                         5,179         11,602         10,568         40,159
                                                              -----------    -----------    -----------    -----------
           Total interest income                                1,954,801      1,753,687      3,939,783      3,476,981
INTEREST EXPENSE:
      Interest on deposits:
           Demand, savings and money market deposits              245,337        227,518        492,167        446,370
           Time deposits                                          316,280        358,772        661,667        689,850
      Interest on borrowings                                      195,211        163,929        392,997        327,705
                                                              -----------    -----------    -----------    -----------
           Total interest expense                                 756,828        750,219      1,546,831      1,463,925
                                                              -----------    -----------    -----------    -----------
           Net interest income                                  1,197,973      1,003,468      2,392,952      2,013,056
Provision for credit losses                                       171,154         92,565        333,575        159,082
                                                              -----------    -----------    -----------    -----------
      Net interest income after provision for credit losses     1,026,819        910,903      2,059,377      1,853,974
NON-INTEREST INCOME:
      Income from fiduciary activities                             67,740         58,546        130,251        117,128
      Service charges on deposit accounts                         161,221        132,462        318,037        259,573
      Loan processing and servicing income                        114,462        130,248        231,707        242,691
      Securities gains                                             17,533          2,785         23,368         12,571
      Other                                                       172,358        130,097        332,526        273,929
                                                              -----------    -----------    -----------    -----------
           Total non-interest income                              533,314        454,138      1,035,889        905,892
NON-INTEREST EXPENSE:
      Salaries and related costs                                  501,552        429,079      1,004,364        872,029
      Net occupancy expense, exclusive of depreciation             47,695         40,616         92,368         80,192
      Equipment expense                                            28,877         25,667         56,976         52,574
      Taxes other than income and payroll                          24,462         23,094         48,524         45,066
      Depreciation and amortization                                96,462         68,960        182,678        143,690
      Outside services and processing                             128,550        104,991        253,787        208,493
      Marketing and development                                    33,465         48,343         81,579         92,579
      Communication and transportation                             78,098         67,880        153,269        133,943
      Other                                                        89,219         93,698        173,913        197,359
                                                              -----------    -----------    -----------    -----------
           Total non-interest expense                           1,028,380        902,328      2,047,458      1,825,925
                                                              -----------    -----------    -----------    -----------
Income before income taxes                                        531,753        462,713      1,047,808        933,941
INCOME TAX PROVISION:
      Income excluding securities transactions                   (170,158)      (154,158)      (338,273)      (319,174)
      Securities transactions                                      (6,667)        (1,073)        (8,726)        (4,767)
                                                              -----------    -----------    -----------    -----------
           Provision for income taxes                            (176,825)      (155,231)      (346,999)      (323,941)
                                                              -----------    -----------    -----------    -----------
Net income                                                    $   354,928    $   307,482    $   700,809    $   610,000
                                                              ===========    ===========    ===========    ===========
Netincome per common share (amounts reflect the 10%
      common stock dividend paid March 6, 1996 to
      shareholders of record on February 21, 1996)            $       .80    $       .70    $      1.57    $      1.38
                                                              ===========    ===========    ===========    ===========
Weighted average common shares outstanding (000)                  438,039        434,214        441,432        434,935
                                                              ===========    ===========    ===========    ===========

The accompanying notes are an integral part of the financial statements.

BANC ONE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED  JUNE 30,

$(THOUSANDS) (UNAUDITED)                                                             1996          1995
- ------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income                                                                       $   700,809    $   610,000
      ADJUSTMENTS:
           Provision for credit losses                                               333,575        159,082
           Depreciation expense                                                      136,565        114,446
           Amortization of mortgage servicing rights                                  10,877          4,823
           Amortization of other intangibles                                          46,113         29,244
           Amortization (accretion) of  securities premiums and discounts, net        17,696        (53,740)
           Net (increase) decrease in trading account                                (73,758)        32,152
           Net increase in loans held for sale                                        (6,104)       (82,106)
           Net increase (decrease) in deferred loan fees                               3,115         (1,407)
           Securities gains                                                          (23,368)       (12,571)
           Gain on sales of banks and branch offices                                 (19,059)       (47,247)
           (Gain) loss on sales of loans and other assets                            (32,804)        24,721
           Net increase in other assets                                              (74,870)      (263,220)
           Net (decrease) increase in other liabilities                             (122,648)        82,068
           Net increase in deferred income taxes                                     100,365         78,852
                                                                                 -----------    -----------
                Net cash provided by operating activities                            996,504        675,097
                                                                                 -----------    -----------
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
      Purchases of securities available for sale                                  (2,852,739)    (5,029,390)
      Purchases of securities held to maturity                                       (52,403)      (542,264)
      Maturities of securities available for sale                                  2,576,815      4,418,807
      Maturities of securities held to maturity                                      179,058        692,353
      Sales of securities available for sale                                         936,798      1,564,442
      Net increase in loans, excluding sales and purchases                        (4,451,184)    (3,402,981)
      Sales of loans and other assets                                              2,647,535      1,968,285
      Purchases of loans and related premiums                                       (163,710)      (501,516)
      Net (increase) decrease in short-term investments                             (419,258)     2,665,610
      Additions to bank premises and equipment                                      (151,915)      (150,941)
      Sale of banks and branch offices                                              (165,742)        30,581
      Net cash acquired in acquisitions                                              315,715         42,413
      Net (increase) decrease in purchased mortgage servicing rights                   7,765        (36,061)
      All other investing activities, net                                                               101
                                                                                 -----------    -----------
           Net cash provided by (used in) investing activities                    (1,593,265)     1,719,439
                                                                                 -----------    -----------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
      Net decrease in demand deposit, money market and savings accounts             (491,529)      (665,743)
      Net increase (decrease) in time deposits                                        84,622     (1,206,259)
      Net increase (decrease) in short-term borrowings                             1,942,273        (61,555)
      Issuance of long-term borrowings, net                                          604,349        359,202
      Repayment of long-term borrowings                                           (1,138,940)      (137,508)
      Cash dividends paid                                                           (304,139)      (400,101)
      Purchase of treasury stock                                                    (654,602)      (178,583)
      Other, net (decrease) increase                                                  (1,136)        15,154
                                                                                 -----------    -----------
           Net cash provided by (used in) financing activities                        40,898     (2,275,393)
                                                                                 -----------    -----------
(Decrease) increase in cash and cash equivalents                                    (555,863)       119,143
Cash and cash equivalents at January 1                                             5,501,266      5,073,417
                                                                                 -----------    -----------
Cash and cash equivalents at June 30                                             $ 4,945,403    $ 5,192,560
                                                                                 ===========    ===========

The accompanying notes are an integral part of the financial statements.

BANC ONE CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL DISCLOSURES FOR STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30,

$(THOUSANDS) (UNAUDITED)                                                      1996           1995
- -----------------------------------------------------------------------------------------------------
Common stock issued and treasury stock reissued in purchase acquisitions   $   710,515    $     3,647
                                                                           ===========    ===========
Transfer from loans to other real estate owned (OREO)                      $    42,258    $    38,967
                                                                           ===========    ===========
Net decrease in securities trades not settled                              $  (459,214)   $  (309,287)
                                                                           ===========    ===========
Loans issued to facilitate the sale of OREO properties                     $       954    $     3,397
                                                                           ===========    ===========
Additional Disclosures:

      Interest paid                                                        $ 1,599,871    $ 1,437,395
                                                                           ===========    ===========
      Income taxes paid                                                    $   295,504    $   181,946
                                                                           ===========    ===========


The accompanying notes are an integral part of the financial statements.

BANC ONE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                           FOR THE SIX MONTHS
                                                                             ENDED JUNE 30,
                                                                           -------------------
$(THOUSANDS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)                         1996           1995
- -----------------------------------------------------------------------------------------------
BALANCE, BEGINNING OF PERIOD                                           $ 8,197,478    $ 7,564,860
Net income                                                                 700,809        610,000
Exercise of stock options, net of shares purchased                          (5,032)        (2,802)
Shares issued in acquisitions                                              710,515          3,647
Sales of stock to employee benefit plans and other                           4,116         17,956
Cash dividends:
      Corporation:
        Common ($.68 and $.62 per share for the six months ended
           June 30, 1996 and 1995, respectively)                          (295,600)      (267,430)
        Series C Preferred ($1.75 per share for the six months ended
           June 30, 1996 and 1995, respectively)                            (8,539)        (8,746)
Change in unrealized holding gains (losses) on securities available
      for sale, net of tax                                                (131,713)       100,169
Purchase of treasury stock                                                (654,602)      (178,583)
                                                                       -----------    -----------
BALANCE, END OF PERIOD                                                 $ 8,517,432    $ 7,839,071
                                                                       ===========    ===========

The accompanying notes are an integral part of the financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying consolidated financial statements are unaudited. However, in the opinion of management, they contain the adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position and the results of operations. The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 1995 and the quarterly report on Form 10-Q for the quarter ended March 31, 1996 should be read in conjunction with these financial statements. "The Corporation" is defined as parent company only. "BANC ONE" is defined as the Corporation and all significant majority-owned subsidiaries. Certain prior period amounts have been reclassified to compare with current presentation.

2. The provision for income taxes is at a rate which management believes will approximate the effective rate for the year.

3. On January 2, 1996, the Corporation acquired all of the outstanding shares of Banc One Louisiana Corporation (BOLC) formerly known as Premier Bancorp, Inc. of Baton Rouge, Louisiana in exchange for 24 million shares of the Corporation's treasury stock (adjusted for the 10% common stock dividend) valued at $711 million. The acquisition was accounted for as a purchase, and therefore, prior period financial statements have not been restated to include BOLC. BOLC had assets of $6.3 billion at December 31, 1995.

4. On February 13, 1996, the Corporation repurchased 15 million shares of common stock (16.5 million shares after the 10% stock dividend). The shares were retired and subsequently reissued to pay the 10% stock dividend. On April 16, 1996, the Board of Directors approved the repurchase of up to 10 million shares of the Corporation's common stock to be used for general corporate purposes. As of June 30, 1996, the Corporation had acquired 1.7 million shares.

5. Residential loans held for sale were $508 million and $503 million at June 30, 1996 and December 31, 1995, respectively. Such loans are carried at the lower of cost or market determined on an aggregate basis.

6. BANC ONE will adopt Financial Accounting Standard No. 125 (SFAS 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", as of January 1, 1997. SFAS 125 requires that after a transfer of financial assets, an entity must recognize the financial and servicing assets controlled and liabilities incurred and derecognize financial assets and liabilities in which control is surrendered or when debt is extinguished. The impact on BANC ONE's financial position and results of operations will not be material.

CONSOLIDATED QUARTERLY FINANCIAL DATA


                                                                                  QUARTERS
                                                       ----------------------------------------------------------------
                                                               1996                              1995
                                                       -------------------------   ------------------------------------
$(MILLIONS) (UNAUDITED)                                SECOND        FIRST         FOURTH        THIRD        SECOND
- -----------------------------------------------------------------------------------------------------------------------
PERIOD END BALANCES
      Loans and leases (net of unearned income)    $   70,627.8  $   69,207.2  $   65,328.7  $   65,412.7  $   63,335.0
      Earning assets                                   86,739.6      85,860.1      80,553.4      79,020.9      77,272.1
      Total assets                                     97,051.1      95,708.2      90,454.0      88,353.3      86,783.3
      Total deposits                                   70,954.1      70,217.0      67,320.2      66,291.7      65,612.9
      Long-term borrowings                              3,020.8       3,010.1       2,720.4       2,677.2       2,088.0
      Allowance for credit losses                       1,026.3       1,005.8         938.0         915.5         891.5
      Total stockholders' equity                        8,517.4       8,430.1       8,197.5       8,002.2       7,839.1
CONDENSED INCOME STATEMENT
      Net interest income (1)                           1,214.22      1,210.87      1,094.55      1,057.66      1,024.36
      Provision for credit losses                         171.15        162.42        165.90        132.52         92.56
                                                   ------------- ------------- ------------- ------------- -------------
      Net funds function (1)                            1,043.07      1,048.45        928.65        925.14        931.80
      NON-INTEREST INCOME
           Income from fiduciary activities                67.74         62.51         62.23         60.05         58.54
           Service charges on deposit accounts            161.22        156.82        144.31        140.81        132.46
           Loan processing and servicing income           114.46        117.24        135.53        142.59        130.24
           Securities gains                                17.53          5.83          7.98          7.29          2.79
           Other                                          172.36        160.17        141.16        122.13        130.10
                                                   ------------- ------------- ------------- ------------- -------------
                Total non-interest income                 533.31        502.57        491.21        472.87        454.13
      NON-INTEREST EXPENSE
           Salaries and related costs                     501.55        502.81        448.35        430.14        429.08
           Other                                          526.83        516.27        477.15        450.07        473.25
                                                   ------------- ------------- ------------- ------------- -------------
                Total non-interest expense              1,028.38      1,019.08        925.50        880.21        902.33
      Taxable equivalent adjustment                        16.25         15.89         16.57         19.25         20.89
                                                   ------------- ------------- ------------- ------------- -------------
      Income before income taxes                          531.75        516.05        477.79        498.55        462.71
      Provision for income taxes                          176.82        170.17        140.94        167.53        155.23
                                                   ------------- ------------- ------------- ------------- -------------
      Net income                                   $      354.93 $      345.88 $      336.85 $      331.02 $      307.48
                                                   ============= ============= ============= ============= =============
Net income available to common shareholders        $      350.68 $      341.59 $      332.48 $      326.65 $      303.11
                                                   ============= ============= ============= ============= =============

1) Fully taxable equivalent basis.  The Federal statutory rate used was 35% for all periods presented.

                                                                                   QUARTERS
                                                              -------------------------------------------------------
                                                                     1996                          1995
                                                              ----------------------- -------------------------------
$(MILLIONS, EXCEPT PER SHARE DATA) (UNAUDITED)                SECOND      FIRST       FOURTH       THIRD      SECOND
- ---------------------------------------------------------------------------------------------------------------------
KEY RATIOS
      Return on average assets (1)                             1.50%       1.45%       1.51%        1.51%       1.43%
      Return on average common equity (1)                     17.37       16.38       17.00        17.09       16.34
      Average common equity to assets                          8.51        8.77        8.80         8.74        8.60
      Tier I capital ratio                                     9.52        9.57       10.05        10.11       10.36
      Total risk adjusted capital ratio                       13.23       13.44       14.05        14.17       13.76
      Leverage ratio                                           8.43        8.24        8.87         8.88        8.72
MARGIN ANALYSIS (1)(2)(3)
      Interest income                                          9.19        9.34        9.26         9.19        9.15
      Interest expense                                         3.53        3.69        3.79         3.80        3.86
                                                               ----        ----        ----         ----        ----
      Net interest income                                      5.66        5.65        5.47         5.39        5.29
      Provision for credit losses                               .80         .76         .83          .68         .48
                                                               ----        ----        ----         ----        ----
      Net funds function                                       4.86        4.89        4.64         4.71        4.81
CREDIT ANALYSIS
      Net charge-offs to average loans and leases (1)           .86         .89         .87          .67         .56
      Ending allowance to loans and leases                     1.45%       1.45%       1.44%        1.40%       1.41%
      Nonperforming assets(6):
           Total                                         $    458.2   $   486.3   $   429.8   $    444.7   $   430.8
           Percent of total loans and leases                    .65%        .70%        .66%         .68%        .68%
      Loans delinquent 90 days or more (4):
           Total                                         $    280.3   $   250.2   $   254.4   $    212.3   $   186.7
           Percent of total loans and leases                    .40%        .36%        .39%         .32%        .29%
      Allowance to nonperforming loans                        264.7%      245.5%      264.8%       253.3%      249.1%
PER SHARE DATA (5)
      Net income                                         $      .80  $      .77  $      .77  $       .76  $      .70
      Cash dividends declared                                   .34         .34         .31          .31         .31
      Book value                                              19.07       18.80       18.58        18.02       17.59
      Common stock price:
           High                                               37.75       38.50       36.48        34.41       31.94
           Low                                                32.88       31.94       30.35        27.95       26.03
           Close                                              34.00       35.63       34.21        33.18       29.32
      Preferred Series C stock price:
           High                                               72.63       73.88       70.75        64.00       61.75
           Low                                                63.88       62.00       59.38        55.58       52.25
           Close                                         $    66.75  $    69.13  $    65.63  $     63.75  $    58.25
SHARES TRADED (000)
      Common                                                 50,688      62,091      37,100       39,873      53,708
      Preferred Series C                                        880       1,222       1,678          990       1,316

(1)  Ratios presented on an annualized basis.
(2) Fully taxable equivalent basis. The Federal statutory rate used was 35% for all periods presented.
(3)  As a percent of average earning assets.
(4)  Excluding nonperforming loans.
(5) Applicable amounts per common share have been restated for the 10% common stock dividend paid March 6, 1996 to shareholders of record on February 21, 1996.
(6) Excludes certain smaller balance loans collectively evaluated for impairment.

AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES (1)

                                                 THREE MONTHS ENDED                            THREE MONTHS ENDED
                                                    JUNE 30, 1996                                JUNE 30, 1995
                                              ---------------------------------------  --------------------------------------
                                               AVERAGE        INCOME/          YIELD/    AVERAGE      INCOME/         YIELD/
$(THOUSANDS)(UNAUDITED)                        BALANCE        EXPENSE           RATE     BALANCE      EXPENSE          RATE
- -------------------------------------------------------------------------------------  --------------------------------------
ASSETS:

Short-term investments                       $    400,036    $     5,179        5.21% $    795,482   $     12,520        6.31%
SECURITIES: (3)
     Taxable                                   15,012,806        238,988        6.40    13,399,586        221,118        6.62
     Tax-exempt                                 1,729,708         35,640        8.29     2,043,265         45,232        8.88
                                             ------------   ------------              ------------   ------------
         Total securities                      16,742,514        274,628        6.60    15,442,851        266,350        6.92
LOANS AND LEASES: (2)
     Commercial                                19,386,935        399,549        8.29    17,570,318        360,794        8.24
     Real estate:
         Commercial                             6,098,237        135,033        8.91     5,601,954        126,371        9.05
         Construction                           3,093,874         76,717        9.97     2,375,418         59,690       10.08
         Residential                           11,905,609        271,616        9.18    11,719,446        257,632        8.82
     Consumer, net                             20,173,124        468,445        9.34    17,645,086        409,886        9.32
     Credit card                                7,478,519        303,014       16.30     6,087,609        255,762       16.85
     Leases, net                                1,972,030         36,865        7.52     1,418,744         25,574        7.23
     Allowance for credit losses               (1,009,481)                                (890,911)
                                             ------------   ------------              ------------   ------------
Net loans and leases                           69,098,847      1,691,239        9.84    61,527,664      1,495,709        9.75
                                             ------------   ------------              ------------   ------------
Total earning assets                           86,241,397      1,971,046        9.19    77,765,997      1,774,579        9.15
Other assets (3)                                9,176,532                                8,762,773
                                             ------------                             ------------
Total assets                                 $ 95,417,929                             $ 86,528,770
                                             ============                             ============
LIABILITIES:
DEPOSITS:
     Non-interest bearing demand             $ 13,937,335                             $ 12,689,263
     Interest bearing demand                    2,240,299          9,563        1.72     8,677,213         47,519        2.20
     Savings                                    5,321,492         33,386        2.52     6,259,868         47,236        3.03
     Money market savings                      23,876,379        202,388        3.41    12,941,740        132,763        4.11
     Time deposits:
         CDs less than $100,000                19,040,715        261,011        5.51    19,427,161        278,119        5.74
         CDs $100,000 and over:
             Domestic                           3,871,201         25,342        2.63     4,122,398         56,740        5.52
             Foreign                            2,272,890         29,927        5.30     1,630,137         23,913        5.88
                                             ------------    -----------             -------------    -----------
               Total deposits                  70,560,311        561,617        3.20    65,747,780        586,290        3.58
BORROWED FUNDS:
     Short-term                                11,416,898        145,695        5.13     9,107,053        128,996        5.68
     Long-term                                  2,980,892         49,516        6.68     2,091,910         34,933        6.70
                                             ------------    -----------             -------------    -----------
     Total borrowed funds                      14,397,790        195,211        5.45    11,198,963        163,929        5.87
                                             ------------    -----------             -------------    -----------
Total interest bearing liabilities             71,020,766        756,828        4.29    64,257,480        750,219        4.68
Other liabilities                               2,098,015                                1,890,402
                                             ------------                             ------------
Total liabilities                              87,056,116                               78,837,145
Preferred stock                                   242,956                                  249,882
Common stockholders' equity                     8,118,857                                7,441,743
                                             ------------                             ------------
Total liabilities and stockholders' equity   $ 95,417,929                             $ 86,528,770
                                             ============                             ============
Net interest income                                            1,214,218        5.66                    1,024,360        5.29
Provision for credit losses                                     (171,154)      (0.80)                     (92,565)      (0.48)
                                                             -----------        ----                  -----------        ----
Net funds function                                           $ 1,043,064        4.86%                 $   931,795        4.81%
                                                             ===========        ====                  ===========        ====



(1)Fully taxable equivalent basis. The Federal statutory rate used was 35% for all periods presented.
(2)Nonaccrual loans are included in loan balances. Interest income includes related fee income.
(3)Average securities balances are based on amortized historical cost, excluding SFAS 115 adjustments to air value which are included in other assets.


                                     SIX MONTHS ENDED                         SIX MONTHS ENDED
                                      JUNE 30, 1996                            JUNE 30, 1995
                        ----------------------------------------  -------------------------------------
                        AVERAGE        INCOME/          YIELD/    AVERAGE        INCOME/         YIELD/
                        BALANCE        EXPENSE           RATE     BALANCE        EXPENSE          RATE
                        ----------------------------------------  -------------------------------------

                     $    396,047    $     10,601        5.38% $  1,343,801    $    42,814        6.42%

                       15,243,793         489,084        6.45    13,297,126        429,853        6.52
                        1,731,455          72,212        8.39     2,093,945         91,978        8.86
                     ------------    ------------              ------------    -----------
                       16,975,248         561,296        6.65    15,391,071        521,831        6.84

                       19,125,551         783,148        8.23    17,072,984        692,471        8.18

                        6,043,437         269,309        8.96     5,569,108        246,967        8.94
                        3,007,099         148,505        9.93     2,328,593        119,160       10.32
                       11,798,184         537,438        9.16    11,538,391        501,590        8.77
                       20,100,536         956,020        9.56    18,274,695        848,661        9.36
                        7,883,937         636,288       16.23     5,947,876        496,798       16.84
                        1,874,050          69,316        7.44     1,386,603         50,305        7.32
                       (1,008,848)                                 (894,052)
                     ------------    ------------              ------------    -----------
                       68,823,946       3,400,024        9.93    61,224,198      2,955,952        9.74
                     ------------    ------------              ------------    -----------
                       86,195,241       3,971,921        9.27    77,959,070      3,520,597        9.11
                        9,349,989                                 8,627,988
                     ------------                              ------------
                     $ 95,545,230                              $ 86,587,058
                     ============                              ============


                     $ 13,944,480                              $ 12,805,089
                        2,677,662          24,410        1.83     8,801,954         97,137        2.23
                        5,446,407          70,378        2.60     6,496,472         97,978        3.04
                       23,179,141         397,379        3.45    12,745,961        251,255        3.98

                       19,417,585         537,042        5.56    19,307,069        534,230        5.58

                        3,893,534          75,551        3.90     3,947,063        104,222        5.32
                        1,853,114          49,074        5.33     1,793,787         51,398        5.78
                     ------------    ------------            --------------    -----------
                       70,411,923       1,153,834        3.30    65,897,395      1,136,220        3.48

                       11,474,068         295,268        5.17     9,208,408        256,324        5.61
                        2,999,799          97,729        6.55     2,074,063         71,381        6.94
                     ------------    ------------            --------------    -----------
                       14,473,867         392,997        5.46    11,282,471        327,705        5.86
                     ------------    ------------            --------------    -----------
                       70,941,310       1,546,831        4.38    64,374,777      1,463,925        4.59
                        2,161,952                                 1,795,874
                     ------------                            --------------
                       87,047,742                                78,975,740
                          245,199                                   249,891
                        8,252,289                                 7,361,427
                     ------------                            --------------
                     $ 95,545,230                            $   86,587,058
                     ============                            ==============
                                        2,425,090        5.66                    2,056,672        5.32
                                         (333,575)      (0.78)                    (159,082)      (0.41)
                                     ============        ====                  ===========        ====
                                     $  2,091,515        4.88%                 $ 1,897,590        4.91%
                                     ============        ====                  ===========        ====




MANAGEMENT'S DISCUSSION AND ANALYSIS

This discussion should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in this report, the 1995 BANC ONE CORPORATION Annual Report on Form 10-K and quarterly report on Form 10-Q for the quarter ended March 31, 1996. BANC ONE's financial position and results of operations have not been restated to include Banc One Louisiana Corporation,
(BOLC) formerly known as Premier Bancorp, Inc., which was acquired on January 2, 1996, as this acquisition was accounted for using the purchase method of accounting. BANC ONE cautions that any forward looking statements contained in this report, in a report incorporated by reference to this report or made by management of BANC ONE involve risks and uncertainties and are subject to change based on various factors. Actual results could differ materially from those expressed or implied.

RESULTS OF OPERATIONS

NET INTEREST INCOME/NET INTEREST MARGIN

     BANC ONE's interest income, on a fully taxable equivalent (FTE) basis, was $2.0 billion and $4.0 billion for the three and six months ended June 30, 1996, compared with $1.8 billion and $3.5 billion for the same periods in 1995. The net interest margin was 5.66% for the three and six months ended June 30, 1996, compared with 5.29% and 5.32% for the same periods in 1995.

     The increase in interest income was due primarily to earning asset growth and the acquisition of BOLC. Average earning asset balances increased to $86.2 billion for the three and six months ended June 30, 1996 as compared to $77.8 and $78.0 billion for the for the same periods in 1995. BOLC's June 30, 1996 quarter-to-date and year-to-date average earning assets of $5.0 billion contributed to the increase.

     Average loans and leases grew to $70.1 billion for the three months ended June 30, 1996, compared to $62.4 billion for the same period in 1995. The growth of $7.7 billion for the three months ended June 30, 1996 as compared to the same period for 1995 was due to an increase of $1.3 billion in credit card loans, $1.2 billion in consumer loans and $1.2 billion in wholesale loans (primarily commercial loans and leases) net of loan sales and the mortgage reclassification discussed below. The inclusion of BOLC in second quarter 1996 contributed $3.3 billion in average loan growth.

     Average loans and leases grew to $69.8 billion for the six months ended June 30, 1996, compared to $62.1 billion for the same period in 1995. The growth of $7.7 billion for the six months ended June 30, 1996 as compared to the same period in 1995 was due to an increase of $1.7 billion in credit card loans and $1.4 billion in wholesale loans, net of loan sales and the mortgage reclassification discussed below. The inclusion of BOLC in 1996 contributed $3.4 billion in average loan growth.

      Average investment securities increased $1.3 billion and $1.6 billion for both the three and six months ended June 30, 1996 as compared to the same periods in 1995. Net investing activities (purchases, sales and maturities) resulted in a decrease in the investment portfolio of $1.6 billion and $1.3 billion for the same periods which was more than offset by an increase of $1.5 billion in securities as a result of the inclusion of BOLC in 1996 and an increase of $1.4 billion in securities related to the securitization of mortgage loans and the resulting reclassification of investment securities from mortgage loans during the fourth quarter of 1995.

      BANC ONE relies on both traditional bank funding sources, including retail deposit gathering and issuance of short and long term debt, as well as securitizations and sales of loans to fund the origination of earning assets. Most of the loan securitizations and sales during 1996 and 1995 include arrangements whereby BANC ONE continues to service the loans. The servicing income represents revenue earned on loans in excess of net charge-offs and interest paid to investors. BANC ONE's net income was not significantly affected by these loan securitizations and sales; however, classifications within the income statement have changed. Amounts that would previously have been reported as interest income, interest expense, and provision for loan losses are instead included in non-interest income as servicing income. Because credit losses are charged against servicing income over the life of these transactions such income may vary depending upon the credit performance of the loans securitized and sold. However, exposure to credit losses on the securitized and sold loans is limited to future servicing income and certain on-balance sheet receivables. While these loan securitizations and sales have included both consumer loans and credit card receivables and may in the future include other types of loans, the most significant impact on BANC ONE's income statement classifications results from credit card activity. The following table presents the impact of credit card securitizations and sales on income statement line items and certain other information pertaining to the total credit card portfolio.

                                                   QUARTER ENDED JUNE 30, 1996                 QUARTER ENDED JUNE 30, 1995
                                            -------------------------------------------------------------------------------------
                                                                EFFECT OF                                  EFFECT OF
                                                              CREDIT CARD    PRO-FORMA                   CREDIT CARD    PRO-FORMA
$(MILLIONS)                                      REPORTED SECURITIZATIONS     ADJUSTED      REPORTED SECURITIZATIONS     ADJUSTED
                                                                AND SALES                                  AND SALES
- ---------------------------------------------------------------------------------------------------------------------------------
Income statement:
Net interest income - fully taxable
     equivalent                                     $1,214         $  107      $ 1,321        $1,024          $   71       $1,095
Provision for credit losses                            171             77          248            93              32          125
Non-interest income                                    533            (26)         507           454             (38)         416
Non-interest expense                                 1,028              4        1,032           902               1          903
Net income                                          $  355         $    0      $   355        $  307          $    0       $  307
Net interest margin                                  5.66%          9.69%        5.86%         5.29%          10.46%        5.46%
Other Data:
Ending credit card balances                         $7,832         $4,440      $12,272        $6,228          $3,060       $9,288
Average credit card balances                        $7,479         $4,440      $11,919        $6,088          $2,722       $8,810
 Net credit card charge-offs as a percentage
     of average credit card balances                 5.20%          6.98%        5.86%         3.69%           4.72%        4.01%
 Credit card delinquencies over 90 days as a
     percentage of ending credit card
     balances                                        1.76%          1.93%        1.82%         1.28%           1.54%        1.36%
- ---------------------------------------------------------------------------------------------------------------------------------


     As the revolving period ends for certain credit card securitizations, new credit card receivables are recorded and funded on BANC ONE's balance sheet and become available for securitization. Approximately $1.1 billion of credit card securitizations are scheduled to be funded during the remainder of 1996.

     Interest expense remained constant at $.8 billion and $1.5 billion for the three and six months ended June 30, 1996 and 1995. In 1996, the inclusion of BOLC increased interest expense $37 million and $77 million for the respective periods. Further, a $24 million reduction of interest on deposits in the second quarter of 1996 resulted from the reversal of premiums on depository balances (domestic CD's over $100,000) acquired in previous years.

     BANC ONE's retail funding base increased $5 billion for the three and six months ended June 30, 1996 primarily related to the inclusion of BOLC. The retail funding base continued to shift away from relatively low-cost deposit products (including interest-bearing demand and savings accounts) into deposit products offering higher yields. This enabled BANC ONE to avoid runoff of its retail funding base and provided continued access to retail funds at rates which remained below large liability funding cost.

      BANC ONE's policy is to manage interest rate risk to a level which places limits on the sensitivity of its earnings to changes in market interest rates. An explanation of the asset/liability management process is found beginning on page 18 and in the Annual Report on Form 10-K for the year ended December 31, 1995 beginning on page 34. Interest rate risk management at BANC ONE is executed primarily by the use of on and off-balance sheet investment products.

         The income statement impact of off-balance sheet investment products is primarily in the net interest margin. Off-balance sheet investment products decreased interest income by $12 million and $32 million for the three and six months ended June 30, 1996, and decreased interest income by $42 million and $75 million for the three and six months ended June 30, 1995. Off-balance sheet investment products increased deposit and other borrowing costs by $.5 million and $1.0 million for the three and six months ended June 30, 1996, as compared to $17.3 million and $37.7 million for the same periods in 1995. The interest rate swap impact in isolation on the net interest margin bears no relationship to the effectiveness of the use of these instruments. The above amounts are simply the interest payments received or paid on interest rate swap agreements without consideration of the impact of interest from assets and liabilities associated with such agreements.

NON-INTEREST INCOME

                                                             THREE MONTHS ENDED              SIX MONTHS ENDED
                                                      ---------------------------------------------------------------
                                                       JUNE 30,   JUNE 30,  INCREASE    JUNE 30,  JUNE 30,  INCREASE
$(THOUSANDS)                                             1996       1995   (DECREASE)     1996       1995  (DECREASE)
- ---------------------------------------------------------------- ----------------------------------------------------
Income from fiduciary activities                         $67,740    $58,546     $9,194    $130,251 $117,128   $13,123
Service charges on deposit accounts                      161,221    132,462     28,759     318,037  259,573    58,464
Loan processing and servicing income:
  Mortgage banking                                        26,073     17,893      8,180      45,935   33,609    12,326
  Credit card and merchant processing fees                35,803     52,323    (16,520)     75,541   94,066   (18,525)
  Loan servicing income                                   52,586     60,032     (7,446)    110,231  115,016    (4,785)
                                                          ------     ------    -------     -------  -------   -------
TOTAL LOAN PROCESSING AND SERVICING INCOME               114,462    130,248    (15,786)    231,707  242,691   (10,984)
Other income:
  Insurance                                               31,844     21,940      9,904      58,059   40,612    17,447
  Securities related activities                           19,766     11,507      8,259      37,353   22,969    14,384
  Investment banking                                      11,280     10,072      1,208      19,667   14,642     5,025
  Other                                                  109,468     86,578     22,890     217,447  195,706    21,741
                                                         -------     ------     ------     -------  -------    ------
Total other income                                       172,358    130,097     42,261     332,526  273,929    58,597
                                                         -------    -------     ------     -------  -------    ------
Non-interest income before securities gains              515,781    451,353     64,428   1,012,521  893,321   119,200
                                                         -------    -------     ------   ---------  -------   -------
Securities gains                                          17,533      2,785     14,748      23,368   12,571    10,797
                                                          ------      -----     ------      ------   ------    ------
TOTAL NON-INTEREST INCOME                               $533,314   $454,138    $79,176  $1,035,889 $905,892  $129,997
                                                        ========   ========    =======  ========== ========  ========


Of the $79 million and $130 million increases in total non-interest income for the three and six months ended June 30, 1996 compared to the same periods in 1995, $23 million and $47 million are due to the inclusion of BOLC. The following discussion excludes amounts related to BOLC.

The increase in income from fiduciary activities for the three and six months ended June 30, 1996 compared to the same periods in 1995 is due mainly to the continued increase in investment management fees resulting from growth in funds under management. Funds under management increased 8% from June 30, 1995 to June 30, 1996.

The increase in service charges on deposit accounts is due to an increase in overdraft and personal checking and savings account fees of $9 million for the three months and $21 million for the six months ended June 30, 1996 as compared to June 30, 1995.

The increase in mortgage banking income is the result of gains of $8 million and $12 million on sales of mortgage loans for the three and six months ended June 30, 1996 and an increase in the fair value of servicing rights resulting in reversals of valuation reserves of $3 million.

The decrease in credit card and merchant processing fees for the three and six months ended June 30, 1996 compared to the same periods in 1995 is primarily due to BANC ONE entering into a joint venture arrangement with a third party. Through this arrangement merchant processing fees of $12 million and $23 million and salary and other expense of $7 million and $13 million are classified as other-other income.

The decrease in loan servicing income is due to increased charge-offs of $10 million and $15 million related to credit card loan sales for the three and six months ended June 30, 1996. This decrease is partially offset by the continued increase in the credit card servicing portfolio.

The increase in both insurance and securities income is due to commissions on increased sales volume resulting from national sales programs.

The increase in other-other income for the three months ended June 30, 1996 is due to a gain of $8 million on the sale of $230 million in residential real estate (home equity) loans in June of 1996 and an $8 million increase related to corporate owned life insurance . In addition to these increases, other-other income increased for the six months ended June 30, 1996 due to a $14 million gain on the sale of bank branches. The following transactions in 1995 also affected the increase: a $52 million loss in the first quarter of 1995 related to the sale of $1.2 billion of low yielding consumer loans, a $47 million gain in February 1995 on the sale of four Michigan banks and $17 million in income from March 1995 on the sale of credit card processing software license. The increase in securities gains is primarily due to $10 million in gains related to the sale of venture capital securities.

NON-INTEREST EXPENSE

                                                                THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                       --------------------------------------------------------------------------
                                                         JUNE 30,    JUNE 30,     INCREASE    JUNE 30,     JUNE 30,    INCREASE
$(THOUSANDS)                                               1996        1995      (DECREASE)     1996         1995     (DECREASE)
- ------------------------------------------------------ ------------------------ ------------------------ ------------------------
                                                                                                                         <C.
Salaries and related costs                                 $501,552    $429,079      $72,473  $1,004,364     $872,029    $132,335
Net occupancy expense, exclusive of depreciation             47,695      40,616        7,079      92,368       80,192      12,176
Equipment expense                                            28,877      25,667        3,210      56,976       52,574       4,402
Taxes other than income and payroll                          24,462      23,094        1,368      48,524       45,066       3,458
Depreciation and amortization                                96,462      68,960       27,502     182,678      143,690      38,988
Outside services and processing                             128,550     104,991       23,559     253,787      208,493      45,294
Marketing and development                                    33,465      48,343      (14,878)     81,579       92,579     (11,000)
Communication and transportation                             78,098      67,880       10,218     153,269      133,943      19,326
FDIC Insurance                                                4,202      35,820      (31,618)      8,448       71,735     (63,287)
Other                                                        85,017      57,878       27,139     165,465      125,624      39,841
                                                             ------      ------       ------     -------      -------      ------
TOTAL NON-INTEREST EXPENSE                               $1,028,380    $902,328     $126,052  $2,047,458   $1,825,925    $221,533
                                                         ==========    ========     ========  ==========   ==========    ========

     As expected, BANC ONE's ongoing consolidation and standardization initiatives have resulted in certain costs being higher than 1995 levels. These costs increased by $23 million and $30 million for the three and six months ended June 30, 1996, primarily in salaries, occupancy and outside services and processing. It is anticipated that expenses related to this initiative will continue to be incurred before the benefits of additional increased revenues and decreased expense are realized. In addition, the inclusion of BOLC has increased total non-interest expense $55 million and $115 million for the three and six months ended June 30, 1996.

     In addition to the items noted above, the increase in salaries and related costs is due to $14 million and $43 million increase in bonuses and incentive pay and $11 million and $14 million primarily due to anticipated higher company matching of 401k contributions based on expected higher earnings and increased pension costs due to higher interest rates for the three and six months ended June 30, 1996.

     Depreciation and amortization for the three and six months ended June 30, 1996 increased primarily due to the second quarter 1996 write-off of $12 million in software and goodwill related to a non-bank subsidiary and an increase in goodwill and intangible amortization related to the acquisition of BOLC of $7 million and $14 million.

     Outside services and processing increased for the three and six months ended June 30, 1996 due to increased consulting related to national programs and a $3 million and $4 million increase in appraisal fees related to an increase in loan originations. Marketing and development expense decreased for the three and six month periods ended June 30, 1996 due to a reduction in credit card solicitations.

     FDIC insurance decreased for the three and six months ended June 30, 1996 due to the Federal Deposit Insurance Corporation's decision to lower deposit insurance premiums. Congress is considering legislation that would result in a one time assessment on deposits insured by Savings Association Insurance Fund (SAIF). At June 30, 1996, BANC ONE's affiliate banks held approximately $6 billion of deposits subject to premiums insured by the SAIF.

     Other non-interest expense increased for the three and six month periods ending June 30,1996 due to a $4 million prepayment charge on the early retirement of $79.5 million in long term debt during the second quarter of 1996 and a $10 million and $13 million increase in expenses related to savings and checking accounts and automated teller machines.

     INCOME TAXES

     The provision for income taxes was 33.1% of pretax income for the six months ended June 30, 1996 as compared to 34.7% of pretax income for the same period in 1995. The effective tax rate for the six months ended June 30, 1996 approximates the anticipated effective tax rate for the year. The decrease in the effective rate from second quarter 1995 is a result of BANC ONE's state tax management which results in a reduction of state income taxes for 1996 and a reduction in federal income tax reserves relating to agreements reached with the Internal Revenue Service in 1996.

BALANCE SHEET ANALYSIS

LOANS AND LEASES

                                                             JUNE 30,           DECEMBER 31,
$(THOUSANDS)(AS OF END OF PERIOD)                              1996                 1995
- --------------------------------------------------------------------------------------------
Commercial, financial and agricultural                    $19,445,903           $17,903,692
Real Estate:
         Commercial                                         6,183,933             5,667,826
         Construction                                       3,166,697             2,692,587
         Residential                                       11,819,657            11,259,495
Consumer, net                                              20,133,524            18,407,595
Credit card                                                 7,831,639             7,665,274
Leases, net                                                 2,046,495             1,732,196
                                                            ---------             ---------
Total loans and leases                                    $70,627,848           $65,328,665
                                                          ===========           ===========

The $5.3 billion increase in ending loans and leases from December 31, 1995 is due to $3.3 billion related to the inclusion of BOLC and continued loan growth in all categories. Significant loan origination activity is not fully reflected in ending loan balances due to the following sales of loans during the first half of 1996:

- -        Consumer loan sales of $.5 billion in March 1996
- -        Credit card loan sales of $1 billion in March 1996
- -        Consumer loan sales of $.3 billion in June 1996
- -        Residential real estate (home equity) loan sales of $.2 billion in June
         1996

For an additional analysis of loans refer to the Average Balances, Income and Expense, Yields and Rates found on page 10. Also, refer to the table on page 13 which provides certain information on managed credit card loans.

BANC ONE's process for monitoring loan quality includes detailed, monthly analysis of delinquencies, nonperforming assets and potential problem loans from each affiliate bank. Management extensively monitors credit through appraisals, assessment of the financial condition of borrowers, restrictions on out-of-area lending and avoidance of loan concentrations.

The following summarizes the activity in nonaccrual loans and other real estate owned (OREO).


                                                              THREE MONTHS ENDED           SIX MONTHS ENDED
$(THOUSANDS)                                                    JUNE 30, 1996               JUNE 30, 1996
- -----------------------------------------------------------------------------------------------------------
NONACCRUAL LOANS:

Balance, beginning of period                                      $407,605                    $349,084
BOLC acquisition                                                                                30,516
Nonaccrual additions                                                87,085                     210,705
Loans returned to accrual and payments received                    (63,829)                   (128,304)
Reductions due to transfers to OREO                                (10,289)                    (18,630)
Charge-offs                                                        (26,156)                    (49,150)
Other, net                                                          (8,844)                     (8,649)
                                                                   -------                     -------
Balance, end of period                                            $385,572                    $385,572
                                                                  ========                    ========
OREO:

Balance, beginning of period                                       $76,584                     $75,483
BOLC acquisition                                                                                 3,982
Additions                                                           23,102                      42,258
Write-downs                                                         (6,231)                    (12,797)
Sales                                                              (20,901)                    (34,685)
Customer Payments and other                                         (2,045)                     (3,732)
                                                                   -------                     -------
Balance, end of period                                             $70,509                     $70,509
                                                                   =======                     =======

The following tables summarize net charge-offs as percentages of average loans and leases for the periods indicated and loans delinquent 90 days or more as a percentage of loans at the dates indicated.

                                                                                               FOR THE THREE
                                                                                                MONTHS ENDED
NET CHARGE-OFFS (RECOVERIES) (1)                                                                  JUNE 30,
- -------------------------------------------------------------------------------------------------------------------------
                                                                                          1996                1995
                                                                                   ------------------  ------------------
Commercial, financial and agricultural                                                    .07%               (.08)%
Real estate                                                                               .05                 .13
Consumer, net                                                                             .96                 .59
Credit card                                                                              5.20                3.69
Leases, net                                                                              (.04)                .41
TOTAL LOANS AND LEASES                                                                    .86%                .56%

(1) Ratios are presented on an annualized basis.

                                                            JUNE 30,               DECEMBER 31,              JUNE 30,
LOANS DELINQUENT 90 DAYS OR MORE (1)                          1996                     1995                    1995
- ------------------------------------------------------------------------------------------------------------------------------
Wholesale (2)                                                 .11%                     .15%                     .15%
Real estate, residential                                       .24                     .25                      .13
Consumer, net                                                  .36                     .34                      .28
Credit card                                                   1.76                    1.54                     1.28
Leases, net                                                    .04                     .03                      .02
TOTAL LOANS AND LEASES                                        .40%                     .39%                     .29%

(1) Ratios presented are expressed as a percent of ending balances. Delinquencies exclude nonperforming loans.
(2) Includes commercial, financial, agricultural, commercial real estate and construction real estate loans.

Total nonperforming assets at June 30, 1996 have increased to $458 million from $430 million at December 31, 1995 primarily due to the inclusion of BOLC. Annualized net charge-offs for the second quarter of 1996 increased to .86 percent of average loans from .56 percent in the second quarter of 1995. The increase in net charge-offs and loans delinquent 90 days or more since June 30, 1995 has been driven by the deterioration of consumer credit experienced by BANC ONE and parallelling that experienced by the banking industry.

The following summarizes activity in the allowance for credit losses. The increase in the provision for credit losses is primarily due to loan growth.

                                                                FOR THE THREE MONTHS                     FOR THE SIX MONTHS
                                                                   ENDED JUNE 30,                          ENDED JUNE 30,
                                                         ----------------------------------      -----------------------------------
$(THOUSANDS)                                                   1996              1995                  1996              1995
- ------------------------------------------------------------------------------------------------------------------------------------
BALANCE, BEGINNING OF PERIOD                              $1,005,808          $885,292               $938,008          $897,180
Allowance associated with acquisitions and
  other                                                                            130                 60,065            (3,922)
Provision for credit losses                                  171,154            92,565                333,575           159,082
Losses charged to the allowance                             (213,721)         (134,456)              (426,093)         (258,472)
Recoveries                                                    63,077            48,015                120,763            97,678
                                                              ------            ------                -------            ------
Net losses charged to the allowance                         (150,644)          (86,441)              (305,330)         (160,794)
                                                           ---------          --------              ---------         ---------
BALANCE, END OF PERIOD                                    $1,026,318          $891,546             $1,026,318          $891,546
                                                          ==========          ========             ==========          ========

LIQUIDITY AND CAPITAL

                                                                   JUNE 30,          DECEMBER 31,           JUNE 30,
$(MILLIONS) (AS OF END OF PERIOD)                                    1996                1995                 1995
- -------------------------------------------------------------------------------------------------------------------------
Earning assets, net of short term investments                      $85,795               $80,099            $76,340
Large liabilities:
         Net national market liabilities                            $2,292                $3,209             $2,565
         As a percent of net earning assets                          2.67%                 4.01%              3.36%
         Total net large liabilities                               $17,551               $13,857            $12,863
         As a percent of net earning assets                         20.46%                17.30%             16.85%

At June 30, 1996, large liability dependence was 20.46%, an increase from 17.30% at December 31, 1995. Competition from non-bank investment providers continues to impact BANC ONE's deposit gathering and retention efforts. During the second quarter of 1996, deposit runoff was minimal, but the deposit mix continued to shift to more costly market priced products. This mix change is expected to continue for the foreseeable future. The competitive environment for retail and commercial bank deposits continues to cause BANC ONE to look to non-traditional bank sources to fund its earning asset growth. BANC ONE's large liability dependence increased due to an increase in short term borrowings and Eurodollar deposits which were used to fund loan growth. During the second quarter of 1996, $300 million of consumer loans and $230 million of residential real estate (home equity) loans were sold. Loan sales such as these are expected to continue to generate funding for earning asset growth and to mitigate the need to increase large liabilities.

At June 30, 1996, risk based tier I capital, total risk adjusted capital and leverage ratios were 9.52%, 13.23% and 8.43%, respectively. All of these ratios are significantly above regulatory minimum capital requirements.

ASSET/LIABILITY MANAGEMENT

BANC ONE uses a unified approach to the management of liquidity, capital and interest rate risk through its Asset and Liability Management (ALM) process. The key elements of the ALM process are discussed in further detail on pages 34 through 39 of BANC ONE CORPORATION's 1995 Annual Report on Form 10-K. The management of interest rate risk in the ALM process can be broken down into three components; earnings sensitivity risk (ESR), basis risk and economic value at risk (EVAR).

ESR is defined as the percentage change in forecasted earnings over a 12 month period for a specified gradual change in forecasted interest rates. BANC ONE measures ESR by determining how earnings from existing assets and liabilities would change if interest rates changed. The following table reflects ESR at June 30, 1996 for gradual rate changes (i.e. .25% per quarter for a 1% annual rate movement).

Gradual Rate Change                               ESR
- ----------------------------------------          ---
          +3%                                     (5.9)%
          +2%                                     (3.5)%
          +1%                                     (1.4)%
          -1%                                     ( .3)%
          -2%                                     (1.3)%


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

EVAR is defined as the percentage change in economic value of future earnings for a specified immediate change in rates. EVAR is an indicator of the sensitivity of longer term earnings to interest rates. BANC ONE measures EVAR by determining a baseline gauge of the economic value of future earnings to be derived from the current balance sheet and then calculates the percentage change in that value for given changes in rates. The following table reflects EVAR at June 30, 1996 for 1% and 2% immediate changes in rates.

Immediate Rate Change           EVAR
- ---------------------           ----
          +2%                   (2.2)%
          +1%                   (1.3)%
          -1%                   (1.8)%
          -2%                   (5.9)%

Major assumptions used in measuring interest rate risk include the behavior of loan and deposit repricings and volumes, prepayments on various fixed rate assets, and spread and volume elasticity of interest and non-interest bearing deposit accounts which may not have contractually defined maturities. A significant portion of consumer deposits do not reprice or mature on a contractual basis.

BANC ONE uses both on-balance and off-balance sheet investment products, primarily interest rate swaps, to manage interest rate risk. Interest rate swap agreements involve the exchange of interest payments without the exchange of the underlying notional amount on which the interest payments are calculated. BANC ONE has entered into interest rate swap agreements that synthetically alter the maturity of assets and liabilities as part of its ALM process to manage the impact of fluctuating interest rates on the Corporation's net income.

Following are the estimated fair value and amortized cost of securities by type and the estimated maturities and weighted average fixed rates of off-balance sheet investment products by type. A key assumption in the maturity information below is that future variable rates move as indicated by the forward interest rate curve in existence at June 30, 1996. To the extent that the interest rates move in a fashion other than indicated in the forward interest rate curve the maturity information will change.

                                                       JUNE 30, 1996               DECEMBER 31, 1995
                                               ----------------------------  ---------------------------
                                                  Amortized     Estimated       Amortized     Estimated
$ (MILLIONS)                                         Cost       Fair Value         Cost       Fair Value
- --------------------------------------------------------------------------------------------------------
SECURITIES HELD TO MATURITY:
         United States treasury and agencies           $122          $123             $91           $91
         Mortgage and asset-backed
         securities:
                  Government                             47            46              58            62
                  Other                                   1             1               6             6
         Tax exempt                                     789           818             909           953
         Other                                           46            49              24            24
                                                         --            --              --            --
Total securities held to maturity                     1,005         1,037           1,088         1,136
                                                      -----         -----           -----         -----
SECURITIES AVAILABLE FOR SALE:
         United States treasury and agencies          3,662         3,627           3,029         3,060
         Mortgage and asset-backed
         securities:
                  Government                          6,964         6,980           6,553         6,660
                  Other                               3,144         3,104           3,595         3,587
         Tax  exempt                                    922           917             813           825
         Other                                          560           560             486           488
                                                        ---           ---             ---           ---
Total securities available for sale                  15,252        15,188          14,476        14,620
                                                     ------        ------          ------        ------
TOTAL SECURITIES                                    $16,257       $16,225         $15,564       $15,756
                                                    =======       =======         =======       =======

                                    MATURITIES OF OFF-BALANCE SHEET INVESTMENT
                                          PRODUCTS AT JUNE 30, 1996(1)(2)                                  ENDING BALANCES AT
                                  --------------------------------------------------------------------  ------------------------
                                                                                     2001 -              June 30,   December 31,
$(MILLIONS)                           1996     1997      1998       1999     2000      2005      2006+     1996         1995
- ------------------------------------------------------------------------------------------------------  ------------------------
Receive fixed swaps:
   Notional value                  $ 1,200   $ 3,753   $ 1,800   $   545   $ 1,160   $ 1,596   $   300   $10,354    $ 9,789
   Weighted average receive rate      6.27%     5.22%     5.94%     6.20%     6.29%     6.43%     7.23%     5.88%      5.85%
Receive fixed amortizing swaps:

   Notional value                  $ 2,786   $ 1,390   $   645   $    19   $   150                        $4,990    $ 7,946
   Weighted average receive rate      5.20%     5.22%     5.47%     7.26%     5.54%                         5.26%      5.29%
Pay fixed swaps:

   Notional value                  $   277   $    95   $   356   $     6   $     6                        $  740    $ 2,673
   Weighted average pay rate          8.06%     8.54%     6.41%     8.69%     8.17%                         7.33%      5.76%
Purchased caps:

   Notional value                  $ 2,501   $   503   $     7   $    19   $     4   $    27             $ 3,061    $ 5,253
                                   -------   -------   -------   -------   -------   -------             -------    -------
Net receive fixed position         $ 1,208   $ 4,545   $ 2,082   $   539   $ 1,300   $ 1,569   $   300   $11,543    $ 9,809
Basis swaps:

   Notional value                      275     3,730       405        68                  50       150     4,678      8,304
Other(3)
   Notional value                  $ 1,945   $   790   $ 1,000   $ 1,000                                 $ 4,735    $ 4,052

(1)Maturities are based on estimated future interest rates from the forward interest curve at June 30, 1996.
(2)Variable receive and pay interest rates, which are based primarily on three month LIBOR or prime, are not included in the table above.
(3)Other off-balance sheet investment products include forward starting contracts ($2.4 billion at June 30, 1996), floors, options, swaptions, forward rate agreements, currency swaps, and anticipatory hedges. Customer transactions of $1.3 billion and $1.2 billion at June 30, 1996 and December 31, 1995, respectively, have been excluded.

                                                                                                                DECEMBER 31,
                                                                 JUNE 30, 1996                                    1995
                                    ---------------------------------------------------------------------   -----------------
                                          TOTAL                                                 NET                  NET
$(MILLIONS)                              NOTIONAL        UNREALIZED        UNREALIZED        UNREALIZED          UNREALIZED
                                          AMOUNT            GAINS            LOSSES             LOSS             GAIN (LOSS)
- ---------------------------------------------------------------- ----------------------------------------   -----------------
Receive fixed swaps                     $10,354              $12            ($100)             ($88)                $136
Receive fixed amortizing swaps            4,990                5              (33)              (28)                 (13)
Pay fixed swaps                             740                1               (8)               (7)                 (13)
Purchased caps                            3,061                0               (4)               (4)                 (18)
Basis swaps                               4,678                0              (28)              (28)                 (37)
Other                                     4,735                2               (7)               (5)                  (8)
                                    ---------------------------- ----------------------------------------   -----------------
Total                                   $28,558              $20            ($180)            ($160)                 $47
                                    ============================ ========================================   =================


BANC ONE CORPORATION's 1995 Annual Report on Form 10K provided certain fair value information based on interest rates at December 31, 1995. While the net unrelated value of the off-balance sheet investment product portfolio has decreased, due to an increase in long-term market interest rates, the fair value of the fixed rate liabilities has increased.

                      BANC ONE CORPORATION AND SUBSIDIARIES
                                     PART II

                                OTHER INFORMATION

Item 1.    Legal Proceedings.

               In 1992, Bank One, Columbus, N.A. ("Columbus") was named a defendant in a purported class action lawsuit in Pennsylvania challenging whether Columbus can impose various types of fees, allowed by the state of Ohio, on credit cardholders residing in Pennsylvania (the "Suit"). The Suit sought unquantified compensatory and triple damages and other equitable relief. The Suit was one of many similar class action lawsuits brought against credit card issuing banks throughout the United States. The dismissal of the Suit by the Court of Common Pleas of Philadelphia County, Pennsylvania, which had been upheld by a panel of the Pennsylvania Superior Court, was reversed by the entire Pennsylvania Superior Court in December 1994. Columbus appealed the decision to the Pennsylvania Supreme Court, which on July 29, 1996 entered an order reversing the judgment of the entire Pennsylvania Superior Court and upholding the trial court's dismissal of the Suit, pursuant to the decision of the United States Supreme Court in Smiley v. Citibank (South Dakota), N.A.

Item 2         -      Inapplicable

Item 3         -      Inapplicable

Item 4.    Submission of Matters to a Vote of Security Holders

               a. The matters discussed in paragraph (c) below were submitted to a vote of security holders at the Annual Meeting of Shareholders of the Registrant held on April 16, 1996.

               b.     Inapplicable.

               c.     Election of Directors:

                                                               Shares Voted
                                   ---------------------------------------------------
                                                                                     Against/
                      Name                                     For                   Withheld
                      ----                                     ---                   --------
               Charles E. Exley, Jr.                     322,966,872                 1,665,657
               E. Gordon Gee                             322,900,868                 1,761,661
               John R. Hall                              323,118,775                 1,543,754
               Laban P. Jackson, Jr.                     322,991,671                 1,670,858
               John W. Kessler                           322,920,253                 1,742,276
               Richard J. Lehmann                        323,156,848                 1,505,681
               John B. McCoy                             323,072,516                 1,590,013
               John G. McCoy                             322,991,341                 1,671,188
               Richard L. Scott                          322,745,065                 1,917,464
               Thekla R. Shackelford                     323,140,831                 1,521,898
               Alex Shumate                              322,971,098                 1,691,431
               Frederick P. Stratton, Jr.                323,140,633                 1,521,896
               Robert D. Walter                          323,140,589                 1,521,940

               d.     Inapplicable.

Item 5         -      Inapplicable

Item 6     -      EXHIBITS AND REPORTS ON FORM 8-K

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

                                                BANC ONE CORPORATION

              8/14/96                           /s/ William C. Leiter
       ----------------------               -------------------------------
                                                  William C. Leiter
                Date                          Chief Accounting Officer

                                INDEX TO EXHIBITS

Exhibit Number
- --------------

         11       Statement Regarding Computation of Earnings per Common Share

         12       Statement Regarding Computation of Ratio of Earnings to Fixed
                  Charges

         27       Financial Data Schedules