Form 10-Q
period 1996-09-30
BANC ONE CORP /OH/
filed 1996-11-14
CIK 36090

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

     For The Quarterly Period Ended September 30, 1996.

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                         Commission File Number 1-8552

                              BANC ONE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    Ohio                                           31-0738296
 ------------------------------------------        ------------------------------------------
(STATE OR OTHER JURISDICTION OF INCORPORATION         (I.R.S. EMPLOYER IDENTIFICATION NO.)
                      OR
                ORGANIZATION)

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

The number of shares outstanding of the registrant's common stock, no par value, $5 stated value, was 427,375,484 at October 31, 1996.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              BANC ONE CORPORATION

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

        See the following portions of the BANC ONE CORPORATION consolidated financial statements and analysis for the quarter ended September 30, 1996 (filed as Exhibit 20 to this Form 10-Q), which are expressly incorporated herein by reference:

          Consolidated Balance Sheet on page 2
          Consolidated Statement of Income on page 3
          Consolidated Condensed Statement of Cash Flows on page 4 Consolidated Statement of Changes in Stockholders' Equity on page 5 Notes to the Consolidated Financial Statements on page 6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        See the following portions of the BANC ONE CORPORATION consolidated financial statements and analysis for the quarter ended September 30, 1996 (filed as Exhibit 20 to this Form 10-Q) which are expressly incorporated herein by reference:

            Management's Discussion and Analysis on pages 11 through 19

                     BANC ONE CORPORATION AND SUBSIDIARIES

                                    PART II

                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
       Inapplicable

ITEM 2. CHANGE IN SECURITIES
       Inapplicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
       Inapplicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
       Inapplicable

ITEM 5. OTHER INFORMATION
       Inapplicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
       a. Exhibits.
        Exhibit 11 Statement Regarding Computation of Earnings per Common Share
        Exhibit 12 Statement Regarding Computation of Ratio of Earnings to Fixed Charges
        Exhibit 20 BANC ONE CORPORATION consolidated financial statements and
          analysis for the   quarter ended September 30, 1996
        Exhibit 27 Financial Data Schedules

        b. Reports on Form 8-K
         Inapplicable

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              BANC ONE CORPORATION
      November 14, 1996                       /s/ BOBBY L. OOXEY
------------------------------    ---------------------------------------------
             Date                                 Bobby L. Ooxey
                                            Chief Accounting Officer

                               INDEX TO EXHIBITS

EXHIBIT NUMBER
--------------
      11         Statement Regarding Computation of Earnings per Common Share
      12         Statement Regarding Computation of Ratio of Earnings to Fixed Charges
      20         BANC ONE CORPORATION consolidated financial statements and analysis for the quarter ended September 30, 1996
      27         Financial Data Schedules