Form 10-K
period 1996-12-31
BANC ONE CORP /OH/
filed 1997-03-20
CIK 36090

                                    Form 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

          (X)     ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996
                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-8552

                              BANC ONE CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Ohio                                      31-0738296
-------------------------------         ---------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)


100 East Broad Street, Columbus, Ohio                     43271
----------------------------------------               -------------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code (614) 248-5944
                                                  -------------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                   Name of each exchange on which registered

                                               New York Stock Exchange
    Common Stock                              Cincinnati Stock Exchange
  without par value                            Chicago Stock Exchange
 -------------------                  -----------------------------------------

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

Yes  X         No
   -----         -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of February 28, 1997 the aggregate market value of the voting stock held by non-affiliates of the Registrant calculated by reference to the quoted price of the Registrant's common stock as reported on the New York Stock Exchange on February 28, 1997 was $18,520,231,485. As of February 28, 1997 there were outstanding 419,721,960 shares of the Registrant's common stock, no par value, which stock is the only class of Registrant's common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

Portions of the Registrant's 1996 Annual Report to Shareholders are incorporated by reference into Part I, II and IV. Portions of the Registrant's Proxy Statement relating to the Registrant's 1997 Annual Meeting of Shareholders are incorporated by reference into Part III.


                              BANC ONE CORPORATION
                          1996 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS


                                                                                                                    Page
                                     PART I

Item 1     Business.................................................................................................   1
Item 2     Properties...............................................................................................   5
Item 3     Legal Proceedings........................................................................................   5
Item 4     Submission of Matters to a Vote of Security Holders......................................................   5


                                     PART II


Item 5     Market for the Registrant's Common Stock and Related Stockholder Matters.................................   8
Item 6     Selected Financial Data..................................................................................   8
Item 7     Management's Discussion and Analysis of Financial Condition and Results of Operations....................   8
Item 8     Financial Statements and Supplementary Data..............................................................   8
Item 9     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....................   8


                                    PART III

Item 10    Directors and Executive Officers of the Registrant.......................................................   9
Item 11    Executive Compensation...................................................................................   9
Item 12    Security Ownership of Certain Beneficial Owners and Management...........................................   9
Item 13    Certain Relationships and Related Transactions...........................................................   9


                                     PART IV

Item 14    Exhibits, Financial Statement Schedules and Reports on Form 8-K - Index
             to Financial Statements and Schedules..................................................................  10

                                     PART I

ITEM 1         BUSINESS

BANC ONE CORPORATION, ("BANC ONE"), is a bank holding company which provides a full range of consumer and commercial banking and related financial services. At December 31, 1996, BANC ONE operated approximately 1,500 banking offices in Arizona, Colorado, Illinois, Indiana, Kentucky, Louisiana, Ohio, Oklahoma, Texas, Utah, West Virginia and Wisconsin. BANC ONE also engages in credit card and merchant processing, consumer and education finance, mortgage banking, insurance, venture capital, investment and merchant banking, trust, brokerage, investment management, equipment leasing and data processing. BANC ONE, an Ohio corporation, was organized in 1968 and has its principal place of business in Columbus, Ohio.

BANC ONE believes that, at December 31, 1996, its bank subsidiaries (the "affiliate banks") held the largest statewide share of total bank deposits in Arizona, the second largest share of such deposits in Indiana, Ohio, West Virginia, and Kentucky, and the third largest share of such deposits in Colorado, Wisconsin, Texas and Louisiana. BANC ONE has smaller statewide market shares in the other states in which it operates banks. At December 31, 1996, except for Bank One, Texas, N.A., no single BANC ONE affiliate bank accounted for more than 20% of BANC ONE's consolidated total assets.

ACQUISITIONS

Since its formation in 1968, BANC ONE has acquired over 100 banking institutions and the number of banking offices of its affiliate banks has increased from 24 to approximately 1,500. In addition to the pending acquisitions described below, BANC ONE continues to explore opportunities to acquire banks and nonbank companies permitted by the Bank Holding Company Act of 1956, as amended (the "BHCA"). Discussions are continually being carried on relating to such acquisitions. It is not presently known whether, or on what terms, such discussions will result in further acquisitions.

For information regarding pending acquisitions, see the following portions of the 1996 Annual Report to Shareholders which are expressly incorporated herein by reference:

  "Note 2 Acquisitions" of the Notes to Consolidated Financial Statements on pages 62 and 63.

STRATEGIC INITIATIVES

In 1995, BANC ONE launched a series of strategic initiatives (collectively referred to as "Project One") designed to enhance the effectiveness and efficiency of BANC ONE operations and reduce costs and overhead by, among other things, decreasing the number of legal entities, combining operations and systems, standardizing products and procedures and centralizing many staff and line functions. At completion, BANC ONE expects to have installed centralized operating systems which support standard products across all BANC ONE markets.

As a result of Project One, BANC ONE has substantially reduced the number of its banking charters. As recently as September 1994, BANC ONE operated 88 separately chartered banks. By December 31, 1996, that number had been reduced to 42, with seven states operating under single charters. BANC ONE expects that, by the end of 1997 its banking operations will be consolidated under single charters in each of Arizona, Colorado, Illinois, Indiana, Kentucky, Louisiana, Texas, Utah and Wisconsin, and under two charters in each of Ohio and West Virginia. BANC ONE expects to combine its Oklahoma banking operations under a single charter as soon as practicable following the pending acquisition of Liberty Bancorp, Inc.

LINES OF BUSINESS

BANC ONE is currently in transition from management of its business activities at the affiliate level to centralized management of such business activities by line of business. The lines of business are classified as those conducted by the National Commercial Banking Group, the Retail Banking Group, Finance One Corporation, the Investment Management Group and Banc One Card Services Corporation.

The National Commercial Banking Group. The National Commercial Banking Group, which includes both bank and nonbank subsidiaries of BANC ONE, provides a broad range of loan and alternative financing products to business customers. Services provided by the Commercial Banking Group include treasury management, trade banking, interest rate risk management, loan syndications and private placements, foreign exchange, leasing, investment management and custody accounts as well as traditional bank financing. Capital market services are provided through Banc One Capital Corporation which specializes in providing alternative funding sources for corporate customers.

Retail Banking Group. The Retail Banking Group provides depository and related bank and financial services products. BANC ONE's retail banking distribution system is believed to be the fourth largest in the United States and the first or second largest in many of the major markets served by BANC ONE. As a result of Project One, the Retail Banking Group is developing standardized products, processes and systems support for use throughout the country. A uniform product line is expected to be available in all BANC ONE markets by the end of 1997. Retail banking customers are able to access their accounts through two national call centers located in Houston, Texas and Tempe, Arizona, which provide region-specific information to consumers and small business customers and respond to most routine telephone calls previously directed to banking centers, such as questions about loan payoffs and account balances.

Finance One Corporation. Finance One Corporation and certain nonbank subsidiaries managed by it (collectively, "Finance One") provide specialized lending services and alternative borrowing options for customers who may not meet the borrowing qualifications of a commercial bank. Finance One has become an increasingly important component of BANC ONE's efforts to provide loans and other financial services to customers and operates in many states in which BANC ONE banks are not presently located. Finance One oversees three lines of business: Banc One Financial Services, Inc. ("BOFS"), the Indirect Financial Services Division and the Commercial Financial Services Division. BOFS, a national consumer finance company, primarily offers consumer credit in the form of real estate-secured and unsecured consumer loans, as well as tax-related products such as refund anticipation loans. BOFS also manages the education finance (student loans) operations of BANC ONE. The Indirect Financial Services Division provides services to motor vehicle, boat and other dealers, including loans and leases to their customers and financing of their inventories. The Commercial Financial Services Division is principally involved in the equipment leasing business and provides leasing to middle-market customers as well as to large corporations and municipalities.

Investment Management Group. The Investment Management Group is responsible for the trust and investment management, securities brokerage, investment and merchant banking and venture capital activities of BANC ONE. The Investment Management Group, through its investment management affiliate, BANC ONE Investment Advisors Corporation, manages The One Group family of mutual funds. During 1996, the Investment Management Group combined the resources of various BANC ONE subsidiaries, including those of Banc One Capital Holdings Corporation, to create a unified national distribution capability for all investment and investment-related services.


Banc One Card Services. Banc One Card Services is responsible for the credit card operations of BANC ONE, which are engaged in on a nationwide basis, principally through prescreened direct mail solicitations, telemarketing solicitations and branch and merchant take-one applications. BANC ONE is a member of both the Visa and MasterCard associations. At December 31, 1996, Banc One Card Services had approximately 16 million cardholders and $12.6 billion in managed credit card receivables. Upon consummation of the pending acquisition of First USA, it is anticipated that BANC ONE will become the third largest issuer of bank credit cards in the country. First USA is a financial services company which specializes in the bank credit card business and is currently the fourth largest among domestic Visa and MasterCard issuers with $22.4 billion in managed receivables and 16 million cardholders. First USA also participates in the payments processing business through its 57% interest in First USA Paymentech, Inc.

STATISTICAL INFORMATION BY BANK HOLDING COMPANIES

The following information set forth in BANC ONE's 1996 Annual Report to Shareholders is expressly incorporated herein by reference:

     "Note 2, Acquisitions," of the Notes to Consolidated Financial Statements on pages 62 and 63.

     "Five Year Summary - Average Balances, Income and Expense, Yields and Rates" table on pages 34 and 35 for average balance sheet amounts, related taxable-equivalent interest earned or paid, related average yields earned and rates paid and not interest margin.

     "Rate Volume Analysis" table on page 36 for changes in the taxable equivalent interest income and expense for each major category of interest earning asset and interest bearing liability.

     "Note 3, Securities and Off-Balance Sheet Activities" of the Notes to Consolidated Financial Statements on pages 63 through 66 for information on book values, market values, maturities and weighted average yields of securities by category.

     "Note 4, Loans and Leases" of the Notes to Consolidated Financial Statements on pages 67 and 68 for the distribution of the loans of the Registrant, along with the "Loans and Leases" section of Management's Discussion and Analysis on page 39.

     The "credit quality" section of Management's Discussion and Analysis on pages 40 through 42 and "Note 1, Summary of Significant Accounting Policies - Loans, Leases" of the Notes to Consolidated Financial Statements on page 59 for information on nonaccrual, past due and restructured loans and the Registrant's policy for placing loans on nonaccrual status.

     "Note 5, Allowance for Credit Losses" of the Notes to Consolidated Financial Statements on pages 68 and 69, along with the "Allowance for Credit Losses" section of Management's Discussion and Analysis on pages 42 and 43 for analysis of loss experience, the allocation of the reserve for credit losses, and factors used by management to determine the adequacy of the allowance.

     "Deposit Analysis" section of Management's Discussion and Analysis on page 44 for the narrative comments on deposits.

     The "Key Operating Ratios" section of the "Consolidated Quarterly Financial Data" on page 52.

     "Note 7, Short-Term Borrowings" of the Notes to Consolidated Financial Statements on page 70.

COMPETITION

Active competition exists in all principal areas in which BANC ONE and its subsidiaries are presently engaged, not only with respect to commercial banks, but also with savings and loan associations, credit unions, finance companies, mortgage companies, leasing companies, insurance companies, mutual funds and brokerage houses together with other domestic and foreign financial and non-financial institutions.

EMPLOYEES

As of December 31, 1996 BANC ONE and its consolidated subsidiaries had approximately 51,100 full-time equivalent employees.

REGULATORY MATTERS

The following discussion sets forth certain of the material elements of the regulatory framework applicable to bank holding companies and their subsidiaries and provides certain specific information relevant to BANC ONE. This regulatory framework is intended primarily for the protection of depositors and the federal deposit insurance funds and not for the protection of security holders. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to those provisions. A change in the statutes, regulations or regulatory policies applicable to BANC ONE or its subsidiaries may have a material effect on the business of BANC ONE.

General. As a bank holding company, BANC ONE is subject to regulation under the BHCA, and to inspection, examination and supervision by the Federal Reserve. Under the BHCA, bank holding companies generally may not acquire the ownership or control of more than 5% of the voting shares or substantially all the assets of any company, including a bank, without the Federal Reserve's prior approval. In addition, bank holding companies generally may engage, directly or indirectly, only in banking and such other activities as are determined by the Federal Reserve to be closely related to banking.

Various governmental requirements, including Sections 23A and 23B of the Federal Reserve Act, limit borrowings by BANC ONE and its nonbank subsidiaries from BANC ONE's affiliate banks, and also limit various other transactions between BANC ONE and its nonbank subsidiaries, on the one hand, and BANC ONE's affiliate banks, on the other. For example, Section 23A limits to no more than 10% of its total capital the aggregate outstanding amount of any bank's loans and other "covered transactions" with any particular nonbank affiliate; and limits to no more than 20% of its total capital the aggregate outstanding amount of any bank's covered transactions with all of its nonbank affiliates. Section 23A also generally requires that a bank's loans to its nonbank affiliates be secured, and
Section 23B generally requires that a bank's transactions with its nonbank affiliates be on arms' length terms.

Most of BANC ONE's affiliate banks are national banking associations and, as such, are subject to regulation primarily by the Office of the Comptroller of the Currency ("OCC") and, secondarily, by the Federal Deposit Insurance Corporation ("FDIC") and the Federal Reserve. BANC ONE's state-chartered banks also are subject to regulation by the FDIC and the Federal Reserve and, in addition, by their respective state banking departments. BANC ONE and its subsidiaries also are affected by the fiscal and monetary policies of the federal government and the Federal Reserve, and by various other governmental requirements and regulations.

Liability for Bank Subsidiaries. The Federal Reserve has a policy to the effect that a bank holding company is expected to act as a source of financial and managerial strength to each of its subsidiary banks and to maintain resources adequate to support each such subsidiary bank. This support may be required at times when BANC ONE may not have the resources to provide it. In addition,
Section 55 of the National Bank Act permits the OCC to order the pro rata assessment of shareholders of a national bank whose capital has become impaired. If a shareholder fails within three months to pay such an assessment, the OCC can order the sale of the shareholder's stock to cover the deficiency. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank would be assumed by the bankruptcy trustee and entitled to priority of payment.

Any depository institution insured by the FDIC can be held liable for any loss incurred, or reasonably expected to be incurred, by the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution in danger of default. "Default" is defined generally as the appointment of a conservator or receiver and "in danger of default" is defined generally as the existence of certain conditions indicating that a "default" is likely to occur in the absence of regulatory assistance. Also, in the event that such a default occurred with respect to a bank, any loans to the bank from its parent holding company would be subordinate in right of payment to payment of the bank's depositors and certain of its other obligations.

Capital Requirements. BANC ONE is subject to capital ratios, requirements and guidelines imposed by the Federal Reserve, which are substantially similar to the ratios, requirements and guidelines imposed by the Federal Reserve, the OCC and the FDIC on the banks within their respective jurisdictions. These capital requirements establish higher capital standards for banks and bank holding companies that assume greater credit risks. For this purpose, a bank's or holding company's assets and certain specified off-balance sheet commitments are assigned to four risk categories, each weighted differently based on the level of credit risk that is ascribed to such assets or commitments. A bank's or holding company's capital, in turn, is divided into two tiers: core ("Tier 1") capital, which includes common equity, non-cumulative perpetual preferred stock and related surplus (excluding auction rate issues), and minority interests in equity accounts of consolidated subsidiaries, less goodwill, certain identifiable intangible assets and certain other assets; and supplementary ("Tier 2") capital, which includes, among other items, perpetual preferred stock not meeting the Tier 1 definition, mandatory convertible securities, subordinated debt and allowances for loan and lease losses, subject to certain limitations, less certain required deductions.

BANC ONE, like other bank holding companies, currently is required to maintain Tier 1 and total capital (the sum of Tier 1 and Tier 2 capital) equal to at least 4% and 8% of its total risk-weighted assets, respectively. At December 31, 1996, BANC ONE met both requirements, with Tier 1 and total capital equal to 9.03% and 13.12% of its total risk-weighted assets, respectively.

The Federal Reserve also requires bank holding companies to maintain a minimum "leverage ratio" (Tier 1 capital to adjusted total assets) of 3%, if the holding company has the highest regulatory rating and meets certain other requirements, or of 3% plus an additional cushion of at least 100 to 200 basis points if the holding company does not meet these requirements. At December 31, 1996, BANC ONE's leverage ratio was 8.24%.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), among other things, identifies five capital categories for insured depository institutions (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) and requires the respective Federal regulatory agencies to implement systems for "prompt corrective action" for insured depository institutions that do not meet minimum capital requirements within such categories. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Failure to meet the capital guidelines could also subject a banking institution to capital raising requirements. An "undercapitalized" bank must develop a capital restoration plan and its parent holding company must guarantee that bank's compliance with the plan. The liability of the parent holding company under any such guarantee is limited to the lesser of 5% of the bank's assets at the time it became "undercapitalized" or the amount needed to comply with the plan. Furthermore, in the event of the bankruptcy of the parent holding company, such guarantee would take priority over the parent's general unsecured creditors. In addition, FDICIA requires the various regulatory agencies to prescribe certain non-capital standards for safety and soundness relating generally to operations and management, asset quality and executive compensation and permits regulatory action against a financial institution that does not meet such standards.

The Federal Reserve, the FDIC and the OCC have adopted rules to incorporate market and interest rate risk components into their risk-based capital standards.

Dividend Restrictions. Various federal and state statutory provisions limit the amount of dividends BANC ONE's affiliate banks can pay to BANC ONE without regulatory approval. The approval of the appropriate bank regulator is required for any dividend by a national bank or by a state-chartered bank that is a member of the Federal Reserve System (a "state member bank") if the total of all dividends declared by the bank in any calendar year would exceed the total of its net profits, as defined by regulatory agencies, for such year combined with its retained net profits for the preceding two years. In addition, a national bank or a state member bank may not pay a dividend in an amount greater than its net profits then on hand. At December 31, 1996, $.6 billion of the total stockholders' equity of the affiliate banks was available for payment of dividends to BANC ONE without approval by the applicable regulatory authority.

In addition, federal bank regulatory authorities have authority to prohibit BANC ONE's affiliate banks from engaging in an unsafe or unsound practice in conducting their business. The payment of dividends, depending upon the financial condition of the bank in question, could be deemed to constitute such an unsafe or unsound practice. The ability of BANC ONE's affiliate banks to pay dividends in the future is presently, and could be further, influenced by bank regulatory policies and capital guidelines.

Deposit Insurance Assessments. The deposits of each of BANC ONE's affiliate banks are insured up to regulatory limits by the FDIC and, accordingly, are subject to deposit insurance assessments to maintain the Bank Insurance Fund ("BIF") and Savings Association Insurance Fund ("SAIF") administered by the FDIC. The FDIC has adopted regulations establishing a permanent risk-related deposit insurance assessment system. Under this system, the FDIC places each insured bank in one of nine risk categories based on (a) the bank's capitalization and (b) supervisory evaluations provided to the FDIC by the institution's primary federal regulator. Each insured bank's insurance assessment rate is then determined by the risk category in which it is classified by the FDIC.

Effective January 1, 1997, the annual insurance premiums on bank deposits insured by the BIF and SAIF vary between $0.00 per $100 of deposits for banks classified in the highest capital and supervisory evaluation categories to $0.27 per $100 of deposits for banks classified in the lowest capital and supervisory evaluation categories.

The Deposit Insurance Funds Act of 1996 ("DIFA") provides for assessments to be imposed on insured depository institutions with respect to deposits insured by the BIF and the SAIF (in addition to assessments currently imposed on depository institutions with respect to BIF- and SAIF-insured deposits) to pay for the cost of Financing Corporation ("FICO") funding. The FDIC established the FICO assessment rates effective January 1, 1997 at $0.013 per $100 annually for BIF-assessable deposits and $0.0648 per $100 annually for SAIF- assessable deposits. BANC ONE's affiliate banks held approximately $5.3 billion of SAIF-assessable deposits as of January 1, 1997. The FICO assessments do not vary depending upon a depository institution's capitalization or supervisory evaluations. BANC ONE currently estimates its FICO assessments may amount to $8 million after-tax in 1997 with similar assessments per year through 1999 (or earlier if no savings associations exist prior to December 31, 1999) in connection with such funding.

Depositor Preference Statute. Federal legislation has been enacted providing that deposits and certain claims for administrative expenses and employee compensation against an insured depository institution would be afforded a priority over other general unsecured claims against such institution, including federal funds and letters of credit, in the "liquidation or other resolution" of the institution by any receiver.

Brokered Deposits. Under FDIC regulations, no FDIC-insured bank or savings institution can accept brokered deposits unless it (a) is well capitalized, or
(b) is adequately capitalized and receives a waiver from the FDIC. In addition, these regulations prohibit any bank or savings institution that is not well capitalized from (i) paying an interest rate on deposits in excess of 75 basis points over certain prevailing market rates or (ii) offering "pass through" deposit insurance on certain employee benefit plan accounts unless it provides certain notice to affected depositors.

Interstate Banking. Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Riegle-Neal"), subject to certain concentration limits: (a) bank holding companies such as BANC ONE are permitted, beginning September 29, 1995, to acquire banks and bank holding companies located in any state; (b) any bank that is a subsidiary of a bank holding company is permitted, again beginning September 29, 1995, to receive deposits, renew time deposits, close loans, service loans and receive loan payments as an agent for any other bank subsidiary of that holding company; and (c) banks are permitted, beginning June 1, 1997, to acquire branch offices outside their home states by merging with out-of-state banks, purchasing branches in other states, and establishing de novo branch offices in other states, provided that, in the case of any such purchase or opening of individual branches, the host state has adopted legislation "opting in" to those provisions of Riegle-Neal; and provided that, in the case of a merger with a bank located in another state, the host state has not adopted legislation "opting out" of that provision of Riegle-Neal. BANC ONE might use Riegle-Neal to acquire banks in additional states and to consolidate its affiliate banks under a smaller number of separate charters.

FORWARD LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the "Act"), including, without limitation, the statements specifically identified as forward-looking statements within this document. In addition, certain statements in future filings by BANC ONE with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of BANC ONE which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, income or loss, earnings or loss per share, the payment or non-payment of dividends, capital structure and other financial items, (ii) statements of plans and objectives of BANC ONE or it's management or Board of Directors, including those relating to products or services, (iii) statements of future economic performance and (iv) statements of assumptions underlying such statements. Words such as "believes", "anticipates", "expects", "intends" "targeted" and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to: (i) the strength of the U.S. economy in general and the strength of the local economies in which operations are conducted; (ii) the effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (iii) inflation, interest rate, market and monetary fluctuations; (iv) the timely development of and acceptance of new products and services and perceived overall value of these products and services by users,
(v) changes in consumer spending, borrowing and saving habits; (vi) technological changes; (vii) acquisitions; (viii) the ability to increase market share and control expenses; (ix) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which BANC ONE and its subsidiaries must comply, (x) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as the Financial Accounting Standards Board, (xi) changes in BANC ONE's organization, compensation and benefit plans; (xii) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; and (xiii) the success of BANC ONE at managing the risks involved in the foregoing.

Such forward-looking statements speak only as of the date on which such statements are made, and BANC ONE undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events.

ITEM 2         PROPERTIES

BANC ONE leases its principal offices in Columbus, Ohio under several long-term leases. In an initiative to reduce the amount of leased facilities used by BANC ONE, an 807,000 square foot facility ("Banc One Corporate Center") was built in Columbus, Ohio to house administrative offices. Employees began moving to this building during the fourth quarter of 1996. Banc One Corporate Center is located at 1111 Polaris Parkway, Columbus, Ohio 43240. BANC ONE's executive offices which are leased, are located at 100 East Broad Street, Columbus, Ohio 43271. As of December 31, 1996 BANC ONE's affiliate banks had approximately 1,500 banking offices located in Arizona, Colorado, Illinois, Indiana, Kentucky, Louisiana, Ohio, Oklahoma, Texas, Utah, West Virginia and Wisconsin. BANC ONE and its subsidiaries own or lease various office space, computer centers and warehouses. For additional information see the following portions of the 1996 Annual Report to Shareholders, which are expressly incorporated herein by reference:

1. "Note 6, Bank Premises, Equipment and Leases" of the Notes to Consolidated Financial Statements on page 69.


ITEM 3         LEGAL PROCEEDINGS

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


ITEM 4         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 1996 no matters were submitted to a vote of security holders.

EXECUTIVE OFFICERS OF THE REGISTRANT

Executive officers as of January 1, 1997 are set forth below. Unless otherwise designated, they are officers of BANC ONE. Others hold the positions indicated in wholly owned subsidiaries. All of these executive officers, with the exception of Messrs. Doxey, Griffin, Lehmann, Steinhart, Stevens and Winkler have been employed by BANC ONE in various capacities during the past five years.


                                                                                                 Year Joined
Name                         Age    Title                                                        Banc One
-------------------------------------------------------------------------------------------------------------
Joseph D. Barnette, Jr.      57     Chairman/CEO--Banc One Indiana Corporation                   1987
Steven A. Bennett            44     Senior Vice President and General Counsel                    1989
William P. Boardman          55     Senior Executive Vice President                              1984
Frederick L. Cullen          49     President/COO--Banc One Ohio Corporation                     1988
Bobby L. Doxey               49     Senior Vice President and Controller                         1993
Roman J. Gerber              64     Executive Vice President                                     1966
G. Lee Griffin               58     Chairman/CEO--Banc One Louisiana Corporation                 1996
Richard D. Headley           48     Chairman/CEO--Banc One Services Corporation                  1975
Thomas E. Hoaglin            47     Chairman/CEO--Banc One Ohio Corporation;
                                    Chairman--Project One                                        1973
David J. Kundert             55     Chairman/CEO--Bank One Investment Management
                                    Group; President/CEO--Banc One Investment
                                    Advisers Corporation                                         1971
Richard J. Lehmann           52     President/COO                                                1993
William C. Leiter            57     Senior Vice President                                        1981
Richard D. Lodge             49     Senior Vice President                                        1973
John B. McCoy                53     Chairman/CEO                                                 1967
Michael J. McMennamin        51     Executive Vice President and Chief Financial Officer         1990
Jeffrey P. Neubert           54     Chairman/CEO--Banc One Credit Card Services
                                    Company                                                      1991
Ronald G. Steinhart          56     Chairman--Commercial Banking Group                           1992
Kenneth T. Stevens           44     Chairman/CEO-- Retail Banking Group                          1996
Donald A. Winkler            48     Chairman/CEO--Finance One Corporation                        1993



Mr. Doxey has served as Senior Vice President and Controller of BANC ONE since May 1996. From March 1990 to May 1996, Mr. Doxey served as Chief Financial Officer of Bank One Texas, N.A.

Mr. Griffin has served as Chairman and Chief Executive Officer of Banc One Louisiana Corporation and Chairman, President and Chief Executive Officer of Bank One, Louisiana, N.A. since January 1996. Prior to the acquisition of Premier Bancorp, Inc. by BANC ONE in January 1996, Mr. Griffin served as Chairman and Chief Executive Officer of Premier Bancorp, Inc. (now Banc One Louisiana Corporation) and Chairman, President and Chief Executive Officer of Premier Bank, N.A. (now Bank One, Louisiana, N.A.).

Mr. Steinhart has served as Chairman of BANC ONE's Commercial Banking Group since January 1997. From January 1995 to January 1997, Mr. Steinhart served as Chairman and Chief Executive Officer of Bank One, Texas, N.A. From December 1992 to January 1995, Mr. Steinhart served as President and Chief Operating Officer of Bank One, Texas, N.A. From February 1988 until the acquisition of Team Bancshares, Inc. by BANC

ONE in November 1992, Mr. Steinhart served as Chairman and Chief Executive Officer of Team Bancshares, Inc., a bank holding company.

Mr. Stevens has served as Chairman and Chief Executive Officer of BANC ONE's Retail Group since May 1996. Prior to joining BANC ONE, Mr. Stevens served as President and Chief Operating Officer (1994 - 1996) and Executive Vice President (1993 - 1994) of Taco Bell Corp. Prior to that time, Mr. Stevens served as Senior Vice President and Treasurer (1992 - 1993) and Senior Vice President, Strategic Planning, of Pepsico, Inc.

Mr. Winkler has served as Chairman and Chief Executive Officer of Finance One Corporation since April 1993. From January 1992 to April 1993, Mr. Winkler served as Senior Vice President and Division Executive of Citicorp/Citibank.

Information regarding Mr. Lehmann's business experience during the past five years is set forth under the caption "Election of Directors" in the proxy statement relating to the BANC ONE's 1997 Annual Meeting of Shareholders (the "Proxy Statement"), which information is expressly incorporated herein by reference.

                                    PART II

ITEM 5            MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                  STOCKHOLDER MATTERS

As of February 28,1997 there were 85,396 Common Stockholders of record.

See the following portions of the 1996 Annual Report to Shareholders which are expressly incorporated herein by reference:

   Stock Listing
   Common
   New York Stock Exchange: BancOne
   Ticker Symbol: ONE

- "Consolidated Quarterly Financial Data" table on page 52 for the high and low sales prices and the amount of cash dividends declared on common stock for each quarterly period within the two most recent fiscal years.

- Notes 9, 10, and 15 to the Consolidated Financial Statements on page 71 through 72 and pages 77 through 79 for discussion regarding dividend restrictions.


ITEM 6            SELECTED FINANCIAL DATA

See the following portions of the 1996 Annual Report to Shareholders which are expressly incorporated herein by reference:

- "Five Year Performance Summary" on page 31 for net operating revenues, income from continuing operations, income from continuing operations per common share, total assets and total long term debt.

- "Ten Year Performance Summary" on page 50 for the amount of cash dividends declared per common share.

-  Note 2 to the Consolidated Financial Statements on pages 62 through 63.


ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

See the following portions of the 1996 Annual Report to Shareholders which are expressly incorporated herein by reference:
-  "Management's Discussion and Analysis" on pages 30 through 49.
-  "Consolidated Quarterly Financial Data" on pages 52 through 53.


ITEM 8         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the following portions of the 1996 Annual Report to Shareholders which are expressly incorporated herein by reference:
- "Consolidated Quarterly Financial Data" on pages 52 through 53.
- "Consolidated Balance Sheet" on page 54.
- "Consolidated Statement of Income" on page 55.
- "Consolidated Statement of Changes in Stockholders' Equity" on page 56.
- "Consolidated Statement of Cash Flows" on page 57.
- "Notes to Consolidated Financial Statements" on pages 58 through 82.
- "Report of Independent Accountants" on page 83.

In February, 1997, the FASB issued Statement of Financial Accounting Standards No. 128, Earnings Per Share. The Statement is effective for years ending after December 15, 1997, for both interim and annual periods, and replaces the presentation of primary and fully diluted earnings per share with a presentation of basic and diluted earnings per share. The adoption of this Statement is not expected to have a material impact on earnings per share reported by BANC ONE.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Registrant has had no disagreement on accounting and financial disclosure matters and has not changed accountants during the two year period ended December 31, 1996.

                                    PART III


ITEM 10        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the captions "Election of Directors" and "Certain Reports"in the Proxy Statement is expressly incorporated herein by reference. Refer to Part I of the Form 10-K for information as to the executive officers of BANC ONE.

ITEM  11       EXECUTIVE COMPENSATION

The information set forth under the captions "Directors Fees and Compensation" and "Executive Compensation" (excluding the information set forth under the caption "Executive Compensation--Comparison of Five Year Cumulative Total Return) and "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement is expressly incorporated herein by reference.

ITEM 12      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information concerning the beneficial ownership of BANC ONE Common Stock as of January 1, 1997 by (i) each person who is known by the Registrant to own beneficially more than 5% of BANC ONE Common Stock (ii) all BANC ONE directors and executive officers (31 individuals) as a group as of January 1, 1997 and
(iii) by the executive officers of BANC ONE named in the Summary Compensation Table, (except with respect to Messrs. John B. McCoy and Lehmann whose share ownership is reported in the information on nominees for election as directors under "Election of Directors" in the Proxy Statement) is set forth under the caption "Ownership of Shares" in the Proxy Statement, which information is expressly incorporated herein by reference. Information concerning the beneficial ownership of BANC ONE Common Stock as of January 1, 1997 by each current director and each nominee for director is set forth under the caption "Election of Directors" in the Proxy Statement, which information is expressly incorporated herein by reference.

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

                                     PART IV



ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K INDEX TO FINANCIAL STATEMENTS AND SCHEDULES



                      BANC ONE CORPORATION AND SUBSIDIARIES
                                                                                          ANNUAL REPORT
                                                                                          TO SHAREHOLDERS
                                                                                               PAGE
                                                                                          ---------------
Data incorporated by reference from the
1996 Annual Report to Shareholders:

    Additional financial information                                                           50-53

    Consolidated Balance Sheet, December 31, 1996 and 1995                                      54

    Consolidated Statement of Income for the years ended
        December 31, 1996, 1995 and 1994                                                        55

    Consolidated Statement of Changes in Stockholders' Equity
        for the years ended December 31, 1996, 1995 and 1994                                    56

    Consolidated Statement of Cash Flows for the years ended
        December 31, 1996, 1995 and 1994                                                        57

    Notes to Consolidated Financial Statements                                                 58-82

    Report of Independent Accountants                                                           83




No schedules are included because they are not required, not applicable, or the required information is contained elsewhere.

                                INDEX TO EXHIBITS
                                -----------------


Exhibit Number
--------------

  3.1          Amended Articles of Incorporation of BANC ONE CORPORATION. (1)

  3.2          Code of Regulations of BANC ONE CORPORATION (1).

  10.1         BANC ONE CORPORATION Amended 1994 Key Executive
               Management Incentive Compensation Plan. (4)

  10.2(a)      BANC ONE CORPORATION 1994 Dividend Equivalent Unit
               Plan.

  10.2(b)      First Amendment to the BANC ONE CORPORATION 1994
               Dividend Equivalent Unit Plan.

  10.3(a)      BANC ONE CORPORATION 1995 Dividend Equivalent Unit
               Plan. (3)

  10.3(b)      First Amendment to the BANC ONE CORPORATION 1995
               Dividend Equivalent Unit Plan.

  10.4         BANC ONE CORPORATION Key Management Incentive
               Compensation Plan. (3)

  10.5         BANC ONE CORPORATION Compensation Deferral Plan.

  10.6         BANC ONE CORPORATION Executive Life Insurance
               Plan. (3)

  10.7(a)      Deferred Compensation Plan for Directors of BANC
               ONE CORPORATION and BANC ONE CORPORATION affiliates. (2)

  10.7(b) First Amendment to the Deferred Compensation Plan for Directors of BANC ONE CORPORATION and BANC ONE
               CORPORATION affiliates.

  10.8         BANC ONE CORPORATION 1989 Stock Incentive Plan. (2)

  10.9(a)      BANC ONE CORPORATION Supplemental Executive
               Security Savings Plan. (2)

  10.9(b)      First Amendment to the BANC ONE CORPORATION
               Supplemental Executive Security Savings Plan.

  10.10        BANC ONE CORPORATION Supplemental Employees
               Retirement Plan.

  10.11        The Valley National Bank of Arizona Supplemental
               Excess Benefit Retirement Plan. (2)

  10.12        American Fletcher Corporation Deferred
               Compensation Plan. (2)

  10.13        Valley National Corporation 401(+) Executive
               Deferred Compensation Plan. (2)

  10.14        BANC ONE CORPORATION 1995 Stock Incentive Plan. (4)

  10.15        Agreement dated October 2, 1995 between BANC ONE
               CORPORATION and Richard J. Lehmann. (5)

  11           Statement regarding computation of earnings per common share.

  12 Statement regarding computation of ratio of earnings to fixed charges.

  13a Portions of BANC ONE CORPORATION's Annual Report to Shareholders for the calendar year ended December 31, 1996.

  21           Subsidiaries of BANC ONE CORPORATION.

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

------------------


(1) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.
(2) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.
(3) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.
(4) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.
(5) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         BANC ONE CORPORATION



By:  /s/ John B. McCoy                                     March 20, 1997
   ----------------------------------------         --------------------------
         John B. McCoy                                         Date
         its Chairman



By:  /s/ Michael J. McMennamin                             March 20, 1997
   ----------------------------------------         --------------------------
         Michael J. McMennamin                                  Date
   its Executive Vice President - Finance



By:  /s/ Bobby L. Doxey                                    March 20, 1997
   ----------------------------------------         --------------------------
         Bobby L. Doxey                                         Date
         its Controller

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By: /s/ Charles E. Exley, Jr.                            March 20, 1997
   --------------------------------------        ------------------------------
   Charles E. Exley, Jr., Director                           Date


By: /s/ E. Gordon Gee                                    March 20, 1997
   --------------------------------------        ------------------------------
       E. Gordon Gee, Director                               Date


By: /s/ John R. Hall                                     March 20, 1997
   --------------------------------------       ------------------------------
       John R. Hall, Director                                Date


By:  /s/ Laban P. Jackson, Jr.                           March 20, 1997
   --------------------------------------        ------------------------------
    Laban P. Jackson, Jr., Director                          Date


By:  /s/ John W. Kessler                                 March 20, 1997
   --------------------------------------        ------------------------------
     John W. Kessler, Director                               Date


By:  /s/ Richard J. Lehmann                              March 20, 1997
   --------------------------------------        ------------------------------
   Richard J. Lehmann, Director                              Date


By:  /s/ John B. McCoy                                   March 20, 1997
   --------------------------------------        ------------------------------
     John B. McCoy, Director                                 Date


By:  /s/ John G. McCoy                                   March 20, 1997
   --------------------------------------        ------------------------------
    John G. McCoy, Director                                  Date


By: /s/ Thekla R. Shackelford                            March 20, 1997
   --------------------------------------        ------------------------------
   Thekla R. Shackelford, Director                            Date


By:  /s/ Alex Shumate                                    March 20, 1997
   --------------------------------------        ------------------------------
     Alex Shumate, Director                                  Date


By:  /s/ Frederick P. Stratton, Jr.                      March 20, 1997
   --------------------------------------        ------------------------------
    Frederick P. Stratton, Jr., Director                     Date


By:  /s/ Robert D. Walter                                March 20, 1997
   --------------------------------------        ------------------------------
    Robert D. Walter, Director                               Date


By:  /s/ Bennett Dorrance                                March 20, 1997
   --------------------------------------        ------------------------------
    Bennett Dorrance, Director                               Date