Form 10-K/A
period 1996-12-31
BANC ONE CORP /OH/
filed 1997-03-21
CIK 36090

                                   Form 10-K/A
                                (Amendment No. 1)
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

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

This Form 10-K/A is being filed by the Registrant solely for the purpose of refiling the following exhibits as part of the Registrant's Annual Report on Form 10-K:

  13a Portions of BANC ONE CORPORATION's Annual Report to Shareholders for the calendar year ended December 31, 1996.

  23           Consent of Coopers & Lybrand L.L.P.

Exhibit 13a is being refiled herewith solely for the purpose of inserting the signature of Coopers & Lybrand L.L.P. on the Report of Independent Accountants. Such signature was inadvertently omitted from the version originally filed with the Form 10-K.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


BANC ONE CORPORATION



By:  /s/ William C. Leiter                                 March 21, 1997
   --------------------------------                       ----------------
         William C. Leiter                                     Date
         Senior Vice President