Form 10-Q
period 1997-03-31
BANC ONE CORP /OH/
filed 1997-05-15
CIK 36090

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-8552

                              BANC ONE CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Ohio                                            31-0738296
-------------------------------                      --------------------------
(State or other jurisdiction of                      (IRS Employer I.D. Number)
incorporation or organization)


                  100 East Broad Street, Columbus, Ohio 43271
              ---------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                 (614) 248-5944
              ----------------------------------------------------
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

The number of shares outstanding of the registrant's common stock, no par value, $5 stated value, was 420,176,171 at April 30, 1997.

                                   FORM 10-Q

                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheet..................................................3
         Consolidated Statement of Income............................................4
         Consolidated Condensed Statement of Cash Flows..............................5
         Consolidated Statement of Changes in Stockholders' Equity...................6
         Notes to the Consolidated Financial Statements..............................7
         Consolidated Quarterly Financial Data.......................................8
         Average Balance, Income and Expense, Yields and Rates......................10

Item 2.  Management's Discussion and Analysis

         Pending Acquisitions.......................................................11
         Results of Operations......................................................11
             Net Interest Income/Net Interest Margin................................12
             Non-Interest Income....................................................13
             Non-Interest Expense...................................................14
             Income Taxes  .........................................................14
         Balance Sheet Analysis.....................................................14
             Securities    .........................................................14
             Loans and Leases.......................................................15
             Deposits      .........................................................15
             Borrowings.............................................................16
             Treasury Stock.........................................................16
         Credit Quality    .........................................................16
         Interest Rate Risk Management..............................................17

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.........................................................20

Item 2.   Changes in Securities.....................................................20

Item 3.   Defaults upon Senior Securities...........................................20

Item 4.   Submission of Matters to a Vote of Security Holders.......................20

Item 5.   Other Information.........................................................20

Item 6.   Exhibits and Reports on Form 8-K..........................................20

SIGNATURES..........................................................................21

BANC ONE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                                                                       MARCH 31,          DECEMBER 31,
$(MILLIONS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)                                           1997                  1996
-----------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                                 $5,241.8              $6,350.8
Short-term investments                                                                     367.8                 348.7
Loans held for sale                                                                      2,369.0               1,473.8
Securities:
     Securities held to maturity                                                           816.6                 887.4
     Securities available for sale                                                      14,001.4              14,635.2
                                                                                      ----------            ----------
       Total securities (fair value approximates $14,831.2 and  $15,552.6 at
         March 31,1997 and December 31, 1996, respectively)                             14,818.0              15,522.6
Loans and leases                                                                        74,056.6              74,193.9
       Allowance for credit losses                                                       1,097.9               1,075.1
                                                                                      ----------            ----------
         Net loans and leases                                                           72,958.7              73,118.8
Other assets:
     Bank premises and equipment, net                                                    1,670.8               1,673.4
     Interest earned, not collected                                                        684.3                 710.2
     Other real estate owned                                                                59.6                  53.0
     Excess of cost over net assets of affiliates purchased                                463.9                 471.6
     Other                                                                               2,954.0               2,125.2
                                                                                      ----------            ----------
         Total other assets                                                              5,832.6               5,033.4
                                                                                      ----------            ----------
         TOTAL ASSETS                                                                 $101,587.9            $101,848.1
                                                                                      ==========            ==========

LIABILITIES
Deposits:
     Non-interest bearing                                                              $15,696.7             $16,195.1
     Interest bearing                                                                   56,471.5              56,178.0
                                                                                      ----------            ----------
         Total deposits                                                                 72,168.2              72,373.1
Federal funds purchased and repurchase agreements                                        8,505.0               8,740.9
Other short-term borrowings                                                              5,285.9               5,364.7
Long-term borrowings                                                                     4,905.6               4,189.5
Accrued interest payable                                                                   369.6                 399.6
Other liabilities                                                                        1,956.1               2,133.3
                                                                                      ----------            ----------
         TOTAL LIABILITIES                                                              93,190.4              93,201.1
                                                                                      ----------            ----------

STOCKHOLDERS' EQUITY
Preferred stock, 35,000,000 shares authorized:
     Series C convertible, no par value, 3,911,876 and 4,140,314 shares issued
     and outstanding at March 31, 1997 and December 31, 1996, respectively                 195.6                 207.0
Common stock, no par value, $5 stated value, 600,000,000 shares authorized, 433,657,210 and 433,093,188 shares issued at March 31, 1997
     and December 31, 1996, respectively                                                 2,168.3               2,165.5
Capital in excess of aggregate stated value of common stock                              4,458.7               4,453.3
Retained earnings                                                                        2,221.7               2,013.9
Net unrealized holding gains (losses) on securities available for sale, net of tax         (75.9)                 20.3
Treasury stock (13,919,627 and 5,829,915 shares at March 31, 1997 and
     December 31, 1996 respectively), at cost                                             (570.9)               (213.0)
                                                                                      ----------            ----------
         TOTAL STOCKHOLDERS' EQUITY                                                      8,397.5               8,647.0
                                                                                      ----------            ----------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $101,587.9            $101,848.1
                                                                                      ==========            ==========

The accompanying notes are an integral part of the consolidated financial statements.

BANC ONE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME

                                                                                                      THREE MONTHS
                                                                                                     ENDED MARCH 31,
                                                                                              ------------------------------
$(MILLIONS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)                                                 1997            1996
----------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
     Interest and fees on loans and leases                                                          $1,832.5       $1,693.8
     Interest and dividends on:
          Taxable securities                                                                           220.1          250.0
          Tax exempt securities                                                                         21.7           25.0
     Interest income on loans held for sale                                                             44.2           10.8
     Other interest income                                                                               5.6            5.4
                                                                                                    --------       --------
          Total interest income                                                                      2,124.1        1,985.0
INTEREST EXPENSE:
     Interest on deposits:
          Demand, savings and money market deposits                                                    260.1          246.8
          Time deposits                                                                                337.4          345.4
     Interest on borrowings                                                                            242.1          197.8
                                                                                                    --------       --------
          Total interest expense                                                                       839.6          790.0
                                                                                                    --------       --------
          Net interest income                                                                        1,284.5        1,195.0
Provision for credit losses                                                                            235.0          162.4
                                                                                                    --------       --------
     Net interest income after provision for credit losses                                           1,049.5        1,032.6
NON-INTEREST INCOME:
     Investment management and advisory activities                                                      74.2           62.5
     Service charges on deposit accounts                                                               166.0          156.8
     Loan processing and servicing income                                                              106.1          117.3
     Securities gains                                                                                   15.2            1.0
     Other                                                                                             223.9          165.0
                                                                                                    --------       --------
          Total non-interest income                                                                    585.4          502.6
NON-INTEREST EXPENSE:
     Salaries and related costs                                                                        525.0          502.8
     Net occupancy expense, exclusive of depreciation                                                   47.7           44.7
     Equipment expense                                                                                  28.2           28.1
     Taxes other than income and payroll                                                                22.6           24.1
     Depreciation and amortization                                                                      85.7           86.2
     Outside services and processing                                                                   140.0          125.2
     Marketing and development                                                                          40.2           48.1
     Communication and transportation                                                                   78.6           75.2
     Other                                                                                             100.9           84.7
                                                                                                    --------       --------
          Total non-interest expense                                                                 1,068.9        1,019.1
                                                                                                    --------       --------
Income before income taxes                                                                             566.0          516.1
Provision for income taxes                                                                             195.3          170.2
                                                                                                    --------       --------
Net income                                                                                            $370.7         $345.9
                                                                                                    ========       ========
Net income per common share                                                                            $0.86           $.77
                                                                                                    ========       ========
Weighted average common shares outstanding (millions)                                                  426.1          444.0
                                                                                                    ========       ========

The accompanying notes are an integral part of the consolidated financial statements.

BANC ONE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                                                                                                       THREE MONTHS
                                                                                                      ENDED MARCH 31,
                                                                                              -----------------------------
$(MILLIONS) (UNAUDITED)                                                                            1997             1996
---------------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
     Net income                                                                                   $370.7           $345.9
     Depreciation expense                                                                           69.2             65.0
     Amortization of other intangibles                                                              16.5             21.2
     Other cash (used in) provided by operating activities                                        (279.7)           131.5
                                                                                                --------         --------
          Net cash provided by operating activities                                                176.7            563.6
                                                                                                --------         --------
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
     Purchases of securities available for sale                                                 (1,676.9)        (1,337.7)
     Purchases of securities held to maturity                                                      (38.5)           (36.7)
     Maturities of securities available for sale                                                   580.3            905.8
     Maturities of securities held to maturity                                                     109.1             90.9
     Sales of securities available for sale                                                      1,241.2            439.6
     Net increase in loans, excluding sales and purchases                                       (1,115.9)        (1,934.2)
     Sales of loans                                                                                187.6          1,767.3
     Purchases of loans and related premiums                                                      (165.4)           (89.1)
     Net (increase) decrease in short-term investments                                             (19.1)           237.0
     Additions to bank premises and equipment                                                      (73.9)           (72.8)
     Sale of banks and branch offices                                                              (22.3)           (97.7)
     Net cash acquired in acquisitions                                                               0.0            315.7
     All other investing activities, net                                                            10.9             20.6
                                                                                                --------         --------
          Net cash (used in) provided by investing activities                                     (982.9)           208.7
                                                                                                --------         --------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
     Net increase (decrease) in demand deposit, money market and savings accounts                  282.2           (264.9)
     Net decrease in time deposits                                                                (461.6)          (953.0)
     Net (decrease) increase in short-term borrowings                                             (314.6)         1,236.1
     Issuance of long-term borrowings, net                                                         964.1            507.2
     Repayment of long-term borrowings                                                            (248.9)        (1,052.1)
     Cash dividends paid                                                                          (162.9)          (152.3)
     Purchase of treasury stock                                                                   (356.7)          (593.0)
     Other, net (decrease) increase                                                                 (4.4)             0.7
                                                                                                --------         --------
          Net cash used in financing activities                                                   (302.8)        (1,271.3)
                                                                                                --------         --------
Decrease in cash and cash equivalents                                                           (1,109.0)          (499.0)
Cash and cash equivalents at January 1                                                           6,350.8          5,501.3
                                                                                                --------         --------
Cash and cash equivalents at March 31                                                           $5,241.8         $5,002.3
                                                                                                ========         ========

The accompanying notes are an integral part of the consolidated financial statements.

BANC ONE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                                                    -----------------------------
$(MILLIONS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)                                                         1997              1996
---------------------------------------------------------------------------------------------------------------------------------
BALANCE, BEGINNING OF PERIOD                                                                         $8,647.0          $8,197.5
Net income                                                                                              370.7             345.9
Exercise of stock options, net of shares purchased                                                       (3.3)             (3.0)
Shares issued in acquisitions                                                                                             710.5
Sales of stock to employee benefit plans and other                                                       (1.1)              3.9
Cash dividends:
     Common ($.38 and $.34 per share for the three months ended
       March 31, 1997 and 1996, respectively)                                                          (159.5)           (148.0)
     Series C Preferred ($.88 per share for the three months ended
       March 31, 1997 and 1996, respectively)                                                            (3.4)             (4.3)
Change in unrealized holding losses on securities available
     for sale, net of tax                                                                               (96.2)            (79.4)
Purchase of treasury stock                                                                             (356.7)           (593.0)
                                                                                                     --------          --------
BALANCE, END OF PERIOD                                                                               $8,397.5          $8,430.1
                                                                                                     ========          ========

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. The accompanying consolidated financial statements are unaudited. However, in the opinion of management, they contain the adjustments, all of which are normal and recurring in nature, necessary to present fairly the consolidated financial position and the results of operations. The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 1996 should be read in conjunction with these consolidated financial statements. "The Corporation" is defined as the parent company only. "BANC ONE" is defined as the Corporation and all significant majority-owned subsidiaries. Certain prior period amounts have been reclassified to be consistent with current presentation.

2. On January 19, 1997, the Corporation entered into an agreement to merge with First USA, Inc. ("First USA"), located in Dallas, Texas. Terms of the agreement call for First USA shareholders to receive 1.1659 shares of the Corporation's common stock for each outstanding share of First USA common stock. First USA had total assets of $10.3 billion and stockholders' equity of $1.3 billion at December 31, 1996. First USA is a financial services company specializing in the credit card business with $22.4 billion in managed receivables and 16 million cardholders at December 31, 1996. The transaction is subject to regulatory and shareholder approvals, is expected to be completed in the second quarter of 1997 and will be accounted for as a pooling of interests.

      On December 28, 1996, the Corporation entered into an agreement with Liberty Bancorp, Inc. ("Liberty"), which provides for the merger of Liberty with and into a wholly owned subsidiary of the Corporation. Liberty is a multi-bank holding company headquartered in Oklahoma City, Oklahoma, with 29 banking offices in Oklahoma City and Tulsa. Terms of the merger agreement call for an exchange of 1.175 shares of the Corporation's common stock for each share of Liberty common stock. Liberty had total assets of approximately $2.9 billion at December 31, 1996. This transaction, which has been approved by regulatory authorities and Liberty's shareholders, is expected to close during the second quarter of 1997 and will be accounted for as a purchase.

3. On January 19, 1997, the Board of Directors approved the repurchase of up to 12 million shares of the Corporation's common stock for reissuance in connection with the acquisition of Liberty. In May 1997 the Corporation terminated the authorization to make further purchases of the Corporation's common stock pursuant to the January 1997 authorization and pursuant to the April 1996 authorization to purchase up to 10 million shares of the Corporation's common stock. The Corporation repurchased 8.1 million shares of its common stock pursuant to the January 1997 authorization, all of which occurred during the first quarter of 1997, and repurchased 9.5 million shares of its common stock pursuant to the April 1996 authorization, all of which occurred during calendar year 1996.

4. Supplemental disclosure for the consolidated condensed statement of cash flows are as follows: common stock issued and treasury stock reissued in purchase acquisitions was $710.5 million for the three months ended March 31, 1996, securities trades not settled decreased $337.0 million for the three months ended March 31, 1997 and increased $39.9 million for the three months ended March 31, 1996.

5.    BANC ONE adopted Statement of Financial Accounting Standards (SFAS) No.
      125. "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," effective January 1, 1997. SFAS 125 requires that after a transfer of financial assets, an entity must recognize the financial and servicing assets controlled and liabilities incurred and derecognize financial assets and liabilities in which control is surrendered or when debt is extinguished. The impact on BANC ONE's 1997 first quarter consolidated financial position and results of operations was not material.

6. SFAS 128 "Earnings Per Share" was issued in February 1997 and is effective for financial statements issued for periods ending after December 15, 1997. The statement specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock. The impact of the statement on BANC ONE's earnings per share is not expected to be material.

CONSOLIDATED QUARTERLY FINANCIAL DATA

                                                                                         QUARTER
                                                             ---------------------------------------------------------------
                                                                 1997                           1996
                                                             -----------  --------------------------------------------------
$(MILLIONS) (UNAUDITED)                                         FIRST       FOURTH        THIRD       SECOND       FIRST
----------------------------------------------------------------------------------------------------------------------------
PERIOD END BALANCES
     Loans and leases                                         $74,056.6    $74,193.9    $72,680.8    $70,119.8    $68,460.0
     Allowance for credit losses                                1,097.9      1,075.1      1,054.9      1,026.3      1,005.8
     Earning assets                                            91,611.4     91,539.0     89,336.0     87,765.9     86,865.9
     Total assets                                             101,587.9    101,848.1     98,562.0     97,051.1     95,708.2
     Total deposits                                            72,168.2     72,373.1     71,527.6     70,954.1     70,217.0
     Long-term borrowings                                       4,905.6      4,189.5      3,022.8      3,020.8      3,010.1
     Total stockholders' equity                                 8,397.5      8,647.0      8,439.4      8,517.4      8,430.1

CONDENSED INCOME STATEMENT
     Net interest income (1)                                    1,298.5      1,278.6      1,214.9      1,214.2      1,210.9
     Provision for credit losses                                  235.0        243.8        210.7        171.1        162.4
                                                              ---------    ---------    ---------    ---------    ---------
     Net funds function (1)                                     1,063.5      1,034.8      1,004.2      1,043.1      1,048.5
     NON-INTEREST INCOME
          Investment management and advisory
            activities                                             74.2         77.1         71.8         67.7         62.5
          Service charges on deposit accounts                     166.0        170.3        165.8        161.2        156.8
          Loan processing and servicing income                    106.1        105.5        114.3        114.5        117.3
          Securities gains                                         15.2          8.7          0.9          4.5          1.0
          Other                                                   223.9        260.7        216.5        185.4        165.0
                                                              ---------    ---------    ---------    ---------    ---------
               Total non-interest income                          585.4        622.3        569.3        533.3        502.6
     NON-INTEREST EXPENSE
          Salaries and related costs                              525.0        523.4        490.6        501.6        502.8
          Other                                                   543.9        583.2        539.5        526.8        516.3
                                                              ---------    ---------    ---------    ---------    ---------
               Total non-interest expense                       1,068.9      1,106.6      1,030.1      1,028.4      1,019.1
Taxable equivalent adjustment                                      14.0         15.2         15.8         16.3         15.9
                                                              ---------    ---------    ---------    ---------    ---------
Income before income taxes                                        566.0        535.3        527.6        531.7        516.1
Provision for income taxes                                        195.3        165.5        171.7        176.8        170.2
                                                              ---------    ---------    ---------    ---------    ---------
Net income                                                       $370.7       $369.8       $355.9       $354.9       $345.9
                                                              =========    =========    =========    =========    =========
----------------------------------------------------------------------------------------------------------------------------

(1) Fully taxable equivalent basis.

                                                                                            QUARTERS
                                                                  ---------------------------------------------------------------
                                                                     1997                             1996
                                                                  ---------------------------------------------------------------
$(MILLIONS, EXCEPT PER SHARE DATA) (UNAUDITED)                       FIRST        FOURTH       THIRD        SECOND        FIRST
---------------------------------------------------------------------------------------------------------------------------------
KEY RATIOS
     Return on average assets (1)                                      1.50%        1.49%        1.48%         1.50%        1.45%
     Return on average common stockholders' equity (1)                18.20        17.60        17.07         17.37        16.38
     Average common stockholders' equity to average asset              8.16         8.40         8.54          8.51         8.77
     Tier I capital ratio                                              8.75         9.03         9.18          9.52         9.57
     Total risk adjusted capital ratio                                12.80        13.12        12.83         13.23        13.44
     Leverage ratio                                                    7.89         8.24         8.31          8.43         8.24
MARGIN ANALYSIS (1)(2)(3)
     Interest income                                                   9.48         9.35         9.17          9.09         9.23
     Interest expense                                                  3.72         3.69         3.66          3.49         3.64
                                                                     ------       ------       ------        ------       ------
     Net interest income                                               5.76         5.66         5.51          5.60         5.59
     Provision for credit losses                                       1.04         1.08          .96           .79          .75
                                                                     ------       ------       ------        ------       ------
     Net funds function                                                4.72         4.58         4.55          4.81         4.84
CREDIT ANALYSIS
     Net charge-offs to average loans and leases (1)(6)                1.13         1.23         1.01           .86          .89
     Ending allowance to loans and leases                              1.48%        1.45%        1.45%         1.46%        1.47%
     Non-performing assets:  (5)
          Total                                                      $433.8       $435.4       $478.2        $458.2       $486.3
          Percent of total loans and leases (6)                         .57%         .58%         .65%          .65%         .70%
     Loans delinquent 90 days or more: (4)
          Total                                                      $432.9       $396.6       $345.3        $280.3       $250.2
          Percent of total loans and leases (6)                         .57%         .52%         .47%          .40%         .36%
     Allowance to non-performing loans                                293.4%       281.1%      253.3 %        264.7%       245.5%
PER SHARE DATA
     Net income                                                        $.86         $.85         $.81          $.80         $.77
     Cash dividends declared                                            .38          .34          .34           .34          .34
     Book value                                                       19.54        19.75        19.24         19.07        18.80
     Common stock price:
          High                                                        49.25        47.88        41.38         37.75        38.50
          Low                                                         39.38        40.38        31.25         32.88        31.94
          Close                                                       39.75        43.00        41.00         34.00        35.63
     Preferred Series C stock price:
          High                                                        94.50        91.25        80.00         72.63        73.88
          Low                                                         76.50        77.75        60.75         63.88        62.00
          Close                                                      $77.88       $83.00       $79.13        $66.75       $69.13
SHARES TRADED
     Common                                                           133.4         54.3         60.7          50.7         62.1
     Preferred Series C                                                 0.6          0.9          2.1           0.9          1.2

(1) Ratios presented on an annualized basis.
(2) Fully taxable equivalent basis.
(3) As a percent of average earning assets.
(4) Excludes non-performing loans.
(5) Excludes certain smaller balance loans collectively evaluated for impairment.
(6) Includes loans held for sale.

AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES (1)

                                                   THREE MONTHS ENDED                              THREE MONTHS ENDED
                                                     MARCH 31, 1997                                  MARCH 31, 1996
                                          -------------------------------------        ----------------------------------------
                                            AVERAGE         INCOME/      YIELD/            AVERAGE         INCOME/       YIELD/
$(MILLIONS)(UNAUDITED)                      BALANCE         EXPENSE       RATE             BALANCE         EXPENSE        RATE
-------------------------------------------------------------------------------        ----------------------------------------
ASSETS:
Short-term investments                        $423.6           $5.6       5.36%               $392.0          $5.4       5.56%
Loans held for sale                          1,420.6           44.1      12.59                 590.0          10.8        7.38
SECURITIES: (3)
    Taxable                                 13,633.2          220.2       6.55              15,474.8         250.1        6.50
    Tax-exempt                               1,574.3           32.0       8.24               1,733.2          36.6        8.49
                                          ----------        -------                        ---------      --------
        Total securities                    15,207.5          252.2       6.73              17,208.0         286.7        6.70
LOANS AND LEASES: (2)
    Commercial                              20,150.1          411.9       8.29              18,864.2         383.6        8.18
    Real estate:
        Commercial                           6,195.7          136.4       8.93               5,988.6         134.3        9.02
        Construction                         3,770.5           90.0       9.68               2,920.3          71.8        9.89
        Residential                         14,087.8          330.1       9.50              11,100.8         255.0        9.24
    Consumer, net                           19,946.6          482.4       9.81              20,027.9         487.6        9.79
    Credit card                              7,950.5          344.5      17.57               8,289.4         333.3       16.17
    Leases, net                              2,312.6           40.9       7.17               1,776.1          32.4        7.35
                                          ----------        -------                        ---------      --------
Net loans and leases                        74,413.8        1,836.2      10.01              68,967.3       1,698.0        9.90
                                          ----------        -------                        ---------      --------
Total earning assets                        91,465.5        2,138.1       9.48              87,157.3       2,000.9        9.23
Allowance for credit losses                 (1,076.2)                                       (1,008.2)
Other assets (3)                             9,967.0                                         9,523.4
                                          ----------                                       ---------
Total assets                              $100,356.3                                       $95,672.5
                                          ==========                                       =========
LIABILITIES:
DEPOSITS:
    Non-interest bearing demand            $14,424.6                                       $13,951.6
    Interest bearing demand                  1,918.0            7.5       1.59               3,115.0          14.8        1.92
    Money market and savings                30,075.1          252.6       3.41              28,053.2         232.0        3.33
    Time deposits:
        CDS less than $100,000              18,140.5          247.1       5.52              19,794.5         276.0        5.61
        CDS $100,000 and over:
            Domestic                         4,291.1           55.8       5.27               3,915.9          50.2        5.16
            Foreign                          2,591.7           34.5       5.40               1,433.3          19.2        5.37
                                          ----------        -------                        ---------      --------
                Total deposits              71,441.0          597.5       3.39              70,263.5         592.2        3.39
BORROWED FUNDS:
    Short-term                              13,929.4          175.7       5.12              11,531.3         149.6        5.22
    Long-term                                4,168.9           66.4       6.46               3,018.7          48.2        6.42
                                          ----------        -------                        ---------      --------
    Total borrowed funds                    18,098.3          242.1       5.43              14,550.0         197.8        5.47
                                          ----------        -------                        ---------      --------
Total interest bearing liabilities          75,114.7          839.6       4.53              70,861.9         790.0        4.48
Other liabilities                            2,431.2                                         2,225.9
                                          ----------        -------                        ---------      --------
Total liabilities                           91,970.5                                        87,039.4
Preferred stock                                200.9                                           247.4
Common stockholders' equity                  8,184.9                                         8,385.7
                                          ----------                                       ---------
Total liabilities and stockholders'
     equity                               $100,356.3                                       $95,672.5
                                          ==========                                       =========
Net interest income                                         1,298.5       5.76                             1,210.9        5.59
Provision for credit losses                                  (235.0)     (1.04)                             (162.4)       (.75)
                                                           --------      -----                            --------       -----
Net funds function                                         $1,063.5       4.72%                           $1,048.5        4.84%
                                                           ========      =====                            ========       =====

(1) Fully taxable equivalent basis.
(2) Non-accrual loans are included in loan balances. Interest income includes related fee income.
(3) Average securities balances are based on amortized historical cost, excluding SFAS 115 adjustments to fair value which are included in other assets.

MANAGEMENT'S DISCUSSION AND ANALYSIS

This discussion should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in this report and in the BANC ONE CORPORATION Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 Form 10-K"). For purposes of this report, the term "the Corporation" is defined as the parent company only and "BANC ONE" is defined as the Corporation and all significant majority-owned subsidiaries.

Management's discussion and analysis contains forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. However, such performance involves risks and uncertainties which may cause actual results to differ materially from those in such statements. For a discussion of certain factors that may cause such forward-looking statements to differ materially from actual results, see the 1996
Form 10-K.

PENDING ACQUISITIONS

On January 19, 1997, the Corporation entered into an agreement to merge with First USA, Inc. ("First USA"), located in Dallas, Texas. Terms of the agreement call for First USA shareholders to receive 1.1659 shares of the Corporation's common stock for each outstanding share of First USA common stock. First USA had total assets of $10.3 billion and stockholders' equity of $1.3 billion at December 31, 1996. First USA is a financial services company specializing in the credit card business with $22.4 billion in managed receivables and 16 million cardholders at December 31, 1996. Even though First USA has traditionally produced high growth in earnings, management estimates that this transaction will be dilutive to BANC ONE's earnings per common share in 1997, neutral in 1998 and accretive to earnings per common share thereafter. Further, given the operational overlap of credit card operations between BANC ONE and First USA, and the incurrence of certain costs resulting from this transaction, management estimates a charge to earnings of $150 million at acquisition, however, the actual charge could be substantially greater. The transaction is subject to regulatory and shareholder approvals, is expected to be completed in the second quarter of 1997 and will be accounted for as a pooling of interests.

On December 28, 1996, the Corporation entered into an agreement to merge with Liberty Bancorp, Inc. ("Liberty"), a multi-bank holding company headquartered in Oklahoma City, Oklahoma, with 29 banking offices in Oklahoma City and Tulsa. Terms of the merger agreement call for an exchange of 1.175 shares of BANC ONE common stock for each share of Liberty common stock. Liberty had assets of approximately $2.9 billion at December 31, 1996. This transaction, which has been approved by regulatory authorities and Liberty's shareholders, is expected to close during the second quarter of 1997 and will be accounted for as a purchase.

While these transactions did not impact performance comparisons between first quarter 1997 and the prior year quarter, the pending acquisition of both First USA and Liberty will impact 1997 financial performance and future comparisons of financial results to prior periods.

RESULTS OF OPERATIONS

OVERVIEW

Net income for the 1997 first quarter totaled $370.7 million, up 7% from the year-ago quarter reflecting increases in both net interest income and non-interest income, which were only partially offset by a higher provision for credit losses and an increase in non-interest expense. Earnings per common share in the quarter ended March 31, 1997, were $.86, up 12% from the prior year which reflected the benefit of these same factors, as well as the favorable impact of lower average number of shares outstanding.

Net interest income reflected the favorable impacts of both an increase in average earning assets compared with the year-ago quarter and a higher net interest margin. The increase in the provision for credit losses reflected higher levels of net charge-offs, primarily with respect to credit card loans, with the higher level of non-interest expense primarily reflecting implementation costs associated with Project One initiatives.

NET INTEREST INCOME / NET INTEREST MARGIN

Net interest income on a fully taxable equivalent (FTE) basis in the 1997 first quarter was $1.3 billion, up $88 million or 7% from the prior-year period reflecting a 5% increase in average earning assets compared with the year-ago quarter, as well as a higher net interest margin from the prior year period, 5.76% compared with 5.59%.

Average earning assets were $91.5 billion for the three months ended March 31, 1997, a $4.3 billion increase from the 1996 first quarter. The increase was primarily due to higher average loans of $5.4 billion, which was partially offset by a $1.1 billion decrease in average other earning assets, mostly investment securities, reflecting the ongoing strategy to use proceeds from lower yielding investment securities to fund higher yielding loans and leases.

Average commercial loans increased $1.3 billion, or 7%, from the year-ago period. The increase was due to both the strong economic environment which has fueled commercial loan growth throughout the industry, along with the positive impact of more focused sales efforts reflecting the shift to line of business management.

Average residential real estate loans increased $3.0 billion, or 27%, compared with the 1996 first quarter, primarily due to higher home equity loan volumes as a result of marketing efforts, as well as loans purchased through the broker network.

Including credit card loans held for sale, average credit card loans were $9.0 billion, a $0.7 billion increase from the same period of last year. The growth rate has slowed reflecting decisions to tighten standards and increase selectivity in new card solicitations.

Funding for year-over-year average earning asset growth came from increases in both average borrowings and deposits. Average short-term borrowings in the 1997 first quarter increased $2.4 billion from the year-ago quarter while both average long-term borrowings and average total deposits increased $1.2 billion. In addition to funding earning asset growth, these funds were also used to purchase $294 million of First USA common stock in anticipation of the pending acquisition and $357 million of the Corporation's common stock in anticipation of the Liberty acquisition. The mix of average total deposits continued to shift away from lower yielding interest bearing demand accounts into higher yielding money market savings accounts. The overall growth in total deposits also reflected marketing efforts to promote money market deposit growth.

Also affecting net interest income, but not net income, is the securitization of consumer and credit card loans. The financial statement impact of securitizing loans is to remove such loans from the balance sheet and record the excess yield as loan servicing income. While securitized loans have included both consumer and credit card loans, the most significant impact on income statement classifications results from credit card securitizations. Excess yield for credit card loans represents the interest and fee income of the credit card assets, less the sum of the securitized coupon rate, charge-offs, and costs of servicing. Because credit losses are charged against loan servicing income over the life of these transactions, loan servicing income may vary depending upon the credit performance of the loans securitized (ie. as charge-offs increase, servicing income decreases). However, exposure to credit losses on securitized loans is limited to future servicing income and certain receivables classified as other assets. The following table presents the impact of credit card securitizations on income statement line items and certain other information pertaining to the managed credit card portfolio.

                                               QUARTER ENDED MARCH 31, 1997                  QUARTER ENDED MARCH 31, 1996
                                         -----------------------------------------     ------------------------------------------
                                                          IMPACT OF                                    IMPACT OF
                                                            CREDIT                                       CREDIT
                                                             CARD        PRO-FORMA                        CARD         PRO-FORMA
$(MILLIONS)                                 REPORTED   SECURITIZATIONS    ADJUSTED         REPORTED  SECURITIZATIONS    ADJUSTED
---------------------------------------------------------------------------------------------------------------------------------
Income statement:
----------------
Net interest income - fully taxable
  equivalent                                $1,298.5            $94.4     $1,392.9         $1,210.9            $91.2    $1,302.1
Provision for credit losses                    235.0             60.5        295.5            162.4             53.4       215.8
Non-interest income                            585.4           (31.9)        553.5            502.6           (35.3)       467.3
Non-interest expense                         1,068.9              2.0      1,070.9          1,019.1              2.6     1,021.7
Net income                                     370.7                         370.7            345.9                        345.9
Net interest margin                             5.76%           11.46%        5.96%            5.59%           10.49%       5.78%

Other credit card data: (1)
----------------------
Ending balances (1)                         $8,553.8         $3,340.0    $11,893.8         $7,278.1         $4,440.0   $11,718.1
Average balances (1)                         8,950.5          3,340.0     12,290.5          8,289.4          3,489.4    11,778.8
Net charge-offs as a percentage of
  average loan balances                         5.51%            7.35%        6.01%            4.64%            6.11%       5.09%
Delinquencies over 30 days as a
  percentage of ending loan balances            6.26%            6.59%        6.35%            4.63%            4.81%       4.70%
Delinquencies over 90 days as a
  percentage of ending loan balances            2.73%            2.98%        2.80%            1.70%            1.94%       1.79%
---------------------------------------------------------------------------------------------------------------------------------

(1) Includes loans held for sale.

Off-balance sheet investment products are used to manage interest rate risk and the impact on net interest income reflects the cost or benefit as a result of these products. During first quarter 1997, the net impact of off-balance sheet investment products was a decrease in net interest income of $1.0 million compared with a reduction of $20.5 million in first quarter 1996. However, these amounts alone are not an indication of the effectiveness of such instruments, as the on balance sheet instruments hedged move in the opposite direction. In addition, the cost or benefit from hedging transactions is significantly impacted by customer preferences, the historical interest rate environment in which the instruments were acquired and current market rates.

NON-INTEREST INCOME

                                                             THREE MONTHS ENDED
                                                         --------------------------
                                                         MARCH 31,        MARCH 31,        INCREASE
    $(MILLIONS)                                               1997             1996      (DECREASE)
    --------------------------------------------------------------------------------------------------------
    Investment management and advisory activities            $74.2            $62.5           $11.7
    Service charges on deposit accounts                      166.0            156.8             9.2
    Loan processing and servicing income                     106.1            117.3           (11.2)
    Securities gains                                          15.2              1.0            14.2
    Other                                                    223.9            165.0            58.9
                                                            ------           ------          ------
    TOTAL NON-INTEREST INCOME                               $585.4           $502.6           $82.8
                                                            ======           ======          ======

The increase in income from investment management and advisory activities for the three months ended March 31, 1997 compared with the same 1996 period was due primarily to a 5% increase in managed assets and an increase in account fees.

The increase in service charges on deposit accounts was due primarily to higher account analysis charges of $7.0 million, reflecting an increase in the number of customers using this service, as well as higher fees charged on overdrafts.

The decrease in loan processing and servicing income primarily reflected an increase in net charge-offs on securitized credit card loans.

The increase in securities gains reflected the first quarter 1997 sale of government mortgage-backed securities.

Other non-interest income was higher due primarily to a $42.5 million increase in venture capital gains. In addition, an $8.5 million gain was recognized in first quarter 1997 in connection with the reorganization and partial sale of the commercial mortgage origination and servicing line of business.

    NON-INTEREST EXPENSE

                                                             THREE MONTHS ENDED
                                                         --------------------------
                                                         MARCH 31,        MARCH 31,        INCREASE
    $(MILLIONS)                                               1997             1996      (DECREASE)
    --------------------------------------------------------------------------------------------------------
    Salaries and related costs                              $525.0           $502.8           $22.2
    Net occupancy expense, exclusive of
    depreciation                                              47.7             44.7             3.0
    Equipment expense                                         28.2             28.1             0.1
    Taxes other than income and payroll                       22.6             24.1            (1.5)
    Depreciation and amortization                             85.7             86.2            (0.5)
    Outside services and processing                          140.0            125.2            14.8
    Marketing and development                                 40.2             48.1            (7.9)
    Communication and transportation                          78.6             75.2             3.4
    Other                                                    100.9             84.7            16.2
                                                          --------         --------           -----
    TOTAL NON-INTEREST EXPENSE                            $1,068.9         $1,019.1           $49.8
                                                          ========         ========           =====

The increase in total non-interest expense for the 1997 first quarter of $49.8 million was primarily due to BANC ONE's ongoing consolidation and standardization initiatives referred to collectively as Project One. Costs associated with Project One were $55.1 million for the three months ended March 31, 1997 compared with $14.4 million for the three months ended March 31, 1996. Project One initiatives accounted for increases of $22.7 million in salaries, $11.6 million in outside services and processing expense, $1.8 million in marketing and development expense, and $3.4 million in communication and transportation expense. It is anticipated that the benefits from these initiatives will increasingly be realized in the second half of 1997.

The decrease in marketing and development expense was primarily due to the postponement of certain marketing efforts related to credit card programs in anticipation of the pending acquisition of First USA. Other non-interest expense increased primarily due to a reclassification of check rebates between non-interest income and expense.

INCOME TAXES

The provision for income taxes was 34.5% of pretax income for the three months ended March 31, 1997 compared with 33.0% for the same period in 1996. The increase in the effective rate from first quarter 1996 was a result of certain tax issues resolved with taxing authorities in 1996 that are not expected to occur in 1997. The effective tax rate for the three months ended March 31, 1997 approximates the anticipated effective tax rate for the year. The provision for income tax associated with securities gains in the 1997 and 1996 first quarters were $5.5 million and $.4 million, respectively.

BALANCE SHEET ANALYSIS

Securities

Total securities at March 31, 1997 were $14.8 billion, a decrease of $721 million from December 31, 1996. This decrease primarily reflected the sale of $1.2 billion of securities available for sale, the proceeds of which were used to fund loan growth. The following provides a summary of securities at March 31, 1997 and December 31, 1996:

                                                          MARCH 31, 1997                   DECEMBER 31, 1996
                                                     ------------------------          --------------------------
                                                     AMORTIZED     ESTIMATED           AMORTIZED      ESTIMATED
$ (MILLIONS)                                           COST        FAIR VALUE             COST        FAIR VALUE
-----------------------------------------------------------------------------------------------------------------
SECURITIES HELD TO MATURITY:
     United States treasury and agencies                $154.9        $152.8              $132.9         $135.1
     Mortgage and asset-backed securities                 45.0          37.0                45.4           44.5
     Tax exempt                                          595.8         619.1               685.4          714.1
     Other                                                20.9          20.9                23.7           23.7
                                                     ---------     ---------           ---------      ---------
Total securities held to maturity                       $816.6        $829.8              $887.4         $917.4
                                                     =========     =========           =========      =========
SECURITIES AVAILABLE FOR SALE:
     United States treasury and agencies              $3,814.9      $3,735.3            $4,235.8       $4,213.8
     Mortgage and asset-backed securities:
          Government                                   6,530.3       6,511.0             6,729.8        6,791.8
          Other                                        1,860.4       1,834.9             2,074.4        2,056.3
     Tax exempt                                          909.6         912.4               973.5          980.5
     Other                                             1,007.1       1,007.8               591.3          592.8
                                                     ---------     ---------           ---------      ---------
Total securities available for sale                  $14,122.3     $14,001.4           $14,604.8      $14,635.2
                                                     =========     =========           =========      =========

Loans and Leases

At March 31, 1997, total loans and leases were $74.1 billion, down $137 million from December 31, 1996 reflecting a net $895 million transfer from loans and leases to loans held for sale. Including loans held for sale, total loans and leases were up $758 million, or 4% on an annualized basis, from December 31, 1996 levels. At March 31, 1997, loans held for sale were $2.4 billion, with $2.0 billion representing credit card receivables and $0.4 billion representing single family mortgage loans. A summary of the components of loans and leases at March 31, 1997 and December 31, 1996 is as follows:

                                                            MARCH 31,      DECEMBER 31,
$(MILLIONS)(AS OF END OF PERIOD)                              1997            1996
----------------------------------------------------------------------------------------


Commercial, financial and agricultural                      $20,707.6        $20,232.2
Real estate:
     Commercial                                               5,969.8          6,429.4
     Construction                                             3,920.0          3,602.0
     Residential                                             14,292.2         13,917.0
Consumer, net                                                20,278.4         19,385.4
Credit card                                                   6,553.8          8,301.4
Leases, net                                                   2,334.8          2,326.5
                                                            ---------        ---------
Total loans and leases, net                                 $74,056.6        $74,193.9
                                                            =========        =========


In addition to the growth in end of period loans, the managed loan portfolio also increased. Managed loans represent end of period loans and leases, including loans held for sale, and off-balance sheet securitized loans adjusted to net out any impact from acquisitions and/or dispositions. During the 1997 first quarter, end of period managed loans increased at an annualized rate of 8% from December 31, 1996. On this same basis wholesale loans increased 6%, consumer loans excluding credit card loans, increased 11%, and credit card loans were up 5%, reflecting tightened credit standards and lower solicitation activity.

Deposits

Total deposits at March 31, 1997 were $72.2 billion, relatively unchanged from December 31, 1996. The deposit mix continued to shift toward money market savings accounts due to aggressive marketing of these products as well as the ongoing migration of customer deposits to higher yielding money market savings accounts.

                                                                   MARCH 31,       DECEMBER 31,
$(MILLIONS)(AS OF END OF PERIOD)                                     1997             1996
------------------------------------------------------------------------------------------------
Demand deposits:
     Non-interest bearing                                          $15,696.7          $16,195.1
     Interest bearing                                                1,950.8            2,241.7
Money market and savings                                            30,493.3           29,434.6
Time                                                                24,027.4           24,501.7
                                                                   ---------          ---------
Total deposits                                                     $72,168.2          $72,373.1
                                                                   =========          =========

Borrowings

Long term borrowings increased $716 million, to $4.9 billion at March 31, 1997 from December 31, 1996. During the first quarter of 1997 the Corporation established a medium term note facility and issued $750 million of medium term notes due between 2000 and 2002. In April 1997, the Corporation issued
$500 million of subordinated debentures due 2027 and $400 million of subordinated notes due 2007.

Treasury Stock

Treasury stock increased to $571 million at March 31, 1997, up $358 million from December 31, 1996. During first quarter 1997, 8.1 million shares of the Corporation's common stock were purchased for reissuance in connection with the acquisition of Liberty.

CREDIT QUALITY

The process for monitoring loan quality includes detailed, monthly analysis of delinquencies, non-performing assets and potential problem loans. Management extensively monitors credit through appraisals, assessment of the financial condition of borrowers and avoidance of loan concentrations. In addition to these factors, historically-based migration methodologies are applied to determine a calculated reserve for certain of the loan and lease portfolios. Further, each portfolio is reviewed to determine if additional subjective reserves are necessary. This subjective review is systematic for each portfolio, with consideration given to the current trends in the portfolio, changes in underwriting of the product, and results of recent loan review or internal audit examinations. Management believes that its methodology of determining the allowance for credit losses and projection of future economic and business trends is reflected in the current level of the overall allowance.

BANC ONE is experiencing the deterioration of consumer credit quality, also experienced throughout the financial services industry, which is expected to continue through second quarter of 1997. In order to mitigate this trend, BANC ONE has tightened and refined consumer credit underwriting criteria. In addition, BANC ONE's portfolio management strategy has included enhanced collection efforts resulting in earlier contact with delinquent customers in an effort to reduce future charge-offs and delinquencies. During first quarter 1997 BANC ONE also changed the timing of when credit card accounts involved in bankruptcies are charged off. Credit card accounts are now charged-off 90 days after bankruptcy notification, when previously these accounts were charged-off in the month of notification. This additional time will afford the ability to work with customers to reaffirm their debt and increase the probability of ultimate collection. Annualized total net charge-offs for the first quarter of 1997, before the bankruptcy charge-off change, increased to 1.29% of average loans from 1.23% in fourth quarter of 1996. Loans delinquent 90 days or more as a percentage of ending loans increased to .57% at March 31, 1997 from .52% at December 31, 1996 as a result of the bankruptcy charge-off change and the deterioration of consumer credit quality discussed above.

The following table summarizes net charge-offs expressed as an annualized percentage of average loans and leases for the periods indicated and loans delinquent 90 days or more expressed as a percentage of loans at the dates indicated. Delinquency and net charge-off trends over time are a reflection of a number of factors including credit quality of the loan portfolio, general economic conditions and the successful results of portfolio management techniques including collection strategies.

                                                                                          LOANS DELINQUENT
                                              NET CHARGE-OFFS (1)(4)                   90 DAYS OR MORE (2)(4)
-----------------------------------------------------------------------------   --------------------------------------
                                                THREE MONTHS ENDED
                                       --------------------------------------
                                           MARCH 31,          MARCH 31,             MARCH 31,         DECEMBER 31,
                                             1997               1996                  1997               1996
                                       --------------------------------------   --------------------------------------
Wholesale (3)                                 .05%               .11%                  .21%               .18%
Real estate, residential                      .18                .13                   .28                .24
Consumer, net                                1.61                .92                   .45                .49
Credit card (5)                              5.51               4.64                  2.73               2.25
Leases, net                                   .17                .39                   .16                .08
Total loans and leases (5)                   1.13%               .89%                  .57%               .52%

(1) Ratios are presented on an annualized basis as a percent of average balances.
(2) Ratios presented exclude non-performing loans and are expressed as a percent of ending balances.
(3) Wholesale loans include commercial, financial, agricultural, commercial real estate and construction real estate loans.
(4) Includes loans held for sale.
(5) Net charge-offs for the three months ended March 31, 1997 reflect the change relating to credit card bankruptcy charge-offs. Without this change, net charge-offs for credit card and total loans and leases would have been 6.86% and 1.29%, respectively, and loans delinquent 90 days or more would have been 2.71% and .55%, respectively.

Allowance for Credit Losses

The following table summarizes activity in the allowance for credit losses:

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                               -----------------------
$(MILLIONS)                                                      1997           1996
--------------------------------------------------------------------------------------
BALANCE, BEGINNING OF PERIOD                                   $1,075.1         $938.0
Allowance associated with acquisitions and other                    0.0           60.1
Provision for credit losses                                       235.0          162.4
Total charge-offs                                                (290.3)        (212.4)
Recoveries                                                         78.1           57.7
                                                               --------       --------
Net charge-offs                                                  (212.2)        (154.7)
                                                               --------       --------
BALANCE, END OF PERIOD                                         $1,097.9       $1,005.8
                                                               ========       ========

The allowance for credit losses at March 31, 1997 totaled $1.1 billion and represented 1.48% of ending loans and leases, up slightly from 1.45% at December 31, 1996. The allowance for credit losses expressed as a percentage of non-performing loans is another measure of the adequacy of the allowance for credit losses. The March 31, 1997 allowance for credit losses represented 293% of non-performing loans, up from 281% at December 31, 1996. It is management's view that the allowance for credit losses at March 31, 1997 was adequate and consistent with the composition of the portfolio and credit quality trends.

INTEREST RATE RISK MANAGEMENT

Interest rate risk is measured in two ways to capture both near-term and long-term effects of rate volatility: (1) Earnings at Risk (EAR), a measure of forecasted earnings (after tax net income) volatility; and (2) Value at Risk
(VAR), a measure of the volatility of market value of equity (defined as the present value of all future expected cash flows of currently held assets, liabilities, and off-balance sheet items).

To measure EAR and VAR risks, BANC ONE incorporates historical movements (volatility) of market rates over a trailing 24 month period to calculate in excess of 99% of statistically probable future rate movements over the next 90 days. As a result, the probability of the measured risk positions being realized or exceeded should be less than 1%. When considering the historical stability of interest rate movements, the low level of volatility suggest statistically that as of March 31, 1997 rates could move up by 66 basis points or down by 59 basis points over the next 90 days. Given these potential rate movements, forecasted earnings for the next 12 months are estimated to decrease by 1.7% in the up rate scenario and increase by 1.9% in the down rate scenario. Given these same assumptions, market value of equity would decline by 0.3% in the up rate scenario and remain unchanged in the down rate scenario. A forecasted earnings impact is also estimated using a more traditional measurement, which assumes a gradual 100 basis point change over a 12 month period (25 basis points each quarter). On this basis, forecasted earnings over that 12 month period are estimated to decrease 1.2% if rates rose and increase 1.1% if rates declined.

Trading Risk Management

Using historical market volatilities for each asset and the expected time needed to liquidate the position (generally 10 trading days), the maximum adverse value change (using three standard deviations of historical volatility) is calculated. As of March 31, 1997, the value at risk of all trading assets was $9 million.

Liquidity Risk Management

Due to BANC ONE's capital, size and high credit quality ratings, the Corporation has access to substantial and diverse sources of liquidity.
Core deposits, representing approximately 74% of funding, remain the primary source of liquidity, and are generated by a geographically diverse retail network of affiliate banks in 12 states. Approximately 19% of funding is supported through a variety of wholesale markets. Additionally, 7% of funding is generated by asset securitizations, which is viewed as a growing source of reliable and efficient funding. Reliance on the wholesale markets is projected to increase with the acquisition of First USA. Funds generated by asset securitization, First USA's primary funding method, are also expected to increase.

Credit Risk Management for Capital Markets Activities

There were no past due amounts or reserves for possible credit losses at March 31, 1997, related to off-balance sheet investment product transactions, nor were there any charge-offs during the three months ended March 31, 1997. Customer cap and swap agreements are created to accommodate the needs of commercial loan customers. BANC ONE enters into offsetting transactions with third parties and has prudent controls on transaction size, term and customer disclosure guidelines. Customer contracts outstanding, excluding offsetting transactions, had notional amounts of $1.9 billion at March 31, 1997.


Following are the estimated maturities and weighted average fixed rates of off-balance sheet investment products by type. A key assumption in the maturity information below is that future variable rates move as indicated by the forward interest rate curve in existence at March 31, 1997. To the extent that the interest rates move in a fashion other than indicated in the forward interest rate curve the maturity information will change.

                                            MATURITIES OF OFF-BALANCE SHEET INVESTMENT
                                                 PRODUCTS AT MARCH 31, 1997(1)(2)                    ENDING BALANCES AT
                                   ---------------------------------------------------------------------------------------
                                                                              2002 -              MARCH 31,   DECEMBER 31,
$(MILLIONS)                           1997     1998    1999     2000   2001     2006   2007+        1997         1996
--------------------------------------------------------------------------------------------------------------------------
Receive fixed swaps:
     Notional value                 $3,853  $ 1,800  $1,545   $1,560   $750   $1,566    $800       $11,874      $10,524
     Weighted average receive rate    5.24%    5.94%   6.53%    6.35%  6.12%    6.58%   6.97%         6.01%        5.90%
Receive fixed amortizing swaps:
     Notional value                 $  865  $   460     $76     $150                               $ 1,551      $ 2,056
     Weighted average receive rate    4.95%    5.32%   7.26%    5.54%                                 5.23%        5.35%
Pay fixed swaps:
     Notional value                   $(88) $(1,935) $  (87)  $ (507)                              $(2,617)     $(2,108)
     Weighted average pay rate        8.62%    6.14%   6.73%    6.54%                                 6.32%        6.36%
                                    ------   ------  ------   ------   ----   ------    ----       -------      -------
Net receive fixed position          $4,630     $325  $1,534   $1,203   $750   $1,566    $800       $10,808      $10,472
Notional value of basis swaps        3,240      754      53              50      131                 4,228        4,729
Notional value of purchased caps       440   $1,004     $16       $1     $3       10                 1,474        1,973
Notional value-other (3)            $1,880                                    $   16               $ 1,896      $ 2,056
-----------------------------------

(1) Maturities are based on estimated future interest rates from the forward interest curve at March 31, 1997.
(2) Variable receive and pay interest rates, which are based primarily on three month LIBOR or prime, are not included in the table.
(3) Other off-balance sheet investment products include forward - starting contracts, floors, options and futures. Customer transactions of $1.9 billion and $1.6 billion at March 31, 1997 and December 31, 1996, respectively, have been excluded.

                                         NET UNREALIZED
                                          GAIN (LOSS)
                                  ----------------------------
                                  MARCH 31,       DECEMBER 31,
$(MILLIONS)                            1997               1996
---------------------------------------------------------------
Receive fixed swaps                   $(147)              $(15)
Receive fixed amortizing swaps           (8)                (6)
Pay fixed swaps                           8                (13)
Purchased caps                           (6)                (8)
Basis swaps                              (2)                (6)
Other                                     1                 10
                                  ----------------------------
Total                                 $(154)              $(38)
                                  ----------------------------

The 1996 Form 10-K provided certain fair value information based on interest rates at December 31, 1996. While the net unrealized value of the off-balance sheet investment product portfolio has decreased, due to an increase in long-term market interest rates, the fair value of fixed rate liabilities has increased.

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

                    Exhibit 11 Statement Regarding Computation of Earnings per Common Share

                    Exhibit 12 Statement Regarding Computation of Ratio of Earnings to Fixed Charges

                    Exhibit 27    Financial Data Schedules

                b.  Reports on Form 8-K

                    The following reports on Form 8-K were filed by BANC ONE during the quarter ended March 31, 1997:

                    Current Report on Form 8-K filed January 28, 1997 (Items 5 and 7).

                    Current Report on Form 8-K filed January 29, 1997 (Items 5 and 7).

There are no agreements with respect to long-term debt of the Registrant to authorize securities in an amount which exceeds 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis. The Registrant agrees to furnish a copy of any agreement with respect to long-term debt of the Registrant to the Securities and Exchange Commission upon request.

------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           BANC ONE CORPORATION

                                            /s/ Bobby L. Doxey
-------------------------------       --------------------------------
             Date                               Bobby L. Doxey
                                           Chief Accounting Officer