Form 10-Q
period 1997-06-30
BANC ONE CORP /OH/
filed 1997-08-14
CIK 36090

================================================================================




                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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


                   100 East Broad Street, Columbus, Ohio 43271
                   -------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (614) 248-5944
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


The number of shares outstanding of the registrant's common stock, no par value, $5 stated value, was 582,821,645 at July 31, 1997.







================================================================================

                                    FORM 10-Q

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  Consolidated Balance Sheet......................................                                     3
                  Consolidated Statement of Income................................                                     4
                  Consolidated Condensed Statement of Cash Flows..................                                     5
                  Consolidated Statement of Changes in Stockholders' Equity.......                                     6
                  Notes to the Consolidated Financial Statements..................                                     7
                  Consolidated Quarterly Financial Data...........................                                     9
                  Average Balance, Income and Expense, Yields and Rates...........                                    11

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

                  Acquisitions....................................................                                    13
                  Results of Operations...........................................                                    14
                    Net Interest Income/Net Interest Margin.......................                                    14
                    Non-Interest Income...........................................                                    15
                    Non-Interest Expense..........................................                                    16
                    Income Taxes .................................................                                    17
                  Balance Sheet Analysis..........................................                                    17
                    Securities ...................................................                                    17
                    Loans and Leases..............................................                                    17
                    Deposits .....................................................                                    18
                    Borrowings....................................................                                    18
                    Treasury Stock................................................                                    18
                  Credit Quality .................................................                                    18
                  Interest Rate Risk Management...................................                                    19

PART II - OTHER INFORMATION

Item 1. Legal Proceedings...................................................                                          22

Item 2. Changes in Securities...............................................                                          22

Item 3. Defaults upon Senior Securities.....................................                                          22

Item 4. Submission of Matters to a Vote of Security Holders.................                                          22

Item 5. Other Information...................................................                                          23

Item 6. Exhibits and Reports on Form 8-K....................................                                          23

SIGNATURES..................................................................                                          24

BANC ONE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                                                             JUNE 30,       DECEMBER 31,
$(MILLIONS, EXCEPT SHARE AMOUNTS) (UNAUDITED)                                  1997             1996
-----------------------------------------------------------------------------------------------------------
ASSETS:
Cash and due from banks                                                          $6,364.7         $6,524.4
Short-term investments                                                            1,002.1            680.7
Loans held for sale                                                                 392.9          1,473.8
Securities:
   Securities held to maturity                                                      760.1          4,397.9
   Securities available for sale                                                 14,405.5         14,733.8
                                                                                 --------         --------
   Total securities (fair value approximates $15,179,300 and                     15,165.6         19,131.7
     $19,163,600, at June 30, 1997 and December 31, 1996, respectively)
Loans and leases                                                                 84,200.1         79,389.7
Allowance for credit losses                                                     (1,362.2)        (1,197.7)
                                                                                ---------        ---------
     Net loans and leases                                                        82,837.9         78,192.0
Other assets:
   Bank premises and equipment, net                                               1,833.1          1,799.2
   Interest earned, not collected                                                   833.8            782.1
   Excess of cost over net assets of affiliates purchased                           762.1            508.4
   Other                                                                          6,299.4          3,061.2
                                                                                  -------          -------
     Total other assets                                                           9,728.4          6,150.9
                                                                                  -------          -------
     Total assets                                                              $115,491.6       $112,153.5
                                                                               ==========       ==========

LIABILITIES:
Deposits:
   Non-interest bearing                                                         $18,191.6        $16,340.6
   Interest bearing                                                              58,772.3         57,882.4
                                                                                 --------         --------
     Total deposits                                                              76,963.9         74,223.0
Federal funds purchased and repurchase agreements                                 9,105.3         12,858.5
Other short-term borrowings                                                       6,820.3          5,466.9
Long-term debt                                                                    9,972.2          6,827.8
Accrued interest payable                                                            520.1            468.6
Other liabilities                                                                 2,260.3          2,440.7
                                                                                  -------          -------
   Total liabilities                                                            105,642.1        102,285.5
                                                                                ---------        ---------

STOCKHOLDERS' EQUITY:
Preferred stock, 35,000,000 shares authorized:
   Series C convertible, no par value, 3,683,614 and 4,140,314 shares
   issued and outstanding at June 30, 1997 and December 31, 1996,                   184.2            207.0
   respectively
Preferred stock of pooled affiliate, 5,750,000 shares authorized, issued
   and outstanding at December 31, 1996.                                              0.0              0.1
Common stock, no par value, $5 stated value,  950,000,000 and
   600,000,000 shares authorized at June 30, 1997 and December 31, 1996, respectively, 581,522,935 and 576,517,822 shares issued at June 30,
   1997 and December 31, 1996, respectively                                       2,907.6          2,882.6
Capital in excess of aggregate stated value of common stock                       4,054.3          4,346.4
Retained earnings                                                                 2,672.1          2,625.1
Net unrealized holding gains on securities available for sale, net of tax            31.3             19.9
Treasury stock (5,829,915 shares at December 31, 1996), at cost                       0.0          (213.1)
                                                                                      ---          -------
     Total stockholders' equity                                                   9,849.5          9,868.0
                                                                                  -------          -------
     Total liabilities and stockholders' equity                                $115,491.6       $112,153.5
                                                                               ==========       ==========


The accompanying notes are an integral part of the consolidated financial statements.

BANC ONE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME


                                                                 FOR THE THREE MONTHS                  FOR THE SIX MONTHS
                                                                    ENDED JUNE 30,                       ENDED JUNE 30,
                                                          -----------------------------------    -------------------------------
  $(MILLIONS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)                   1997              1996              1997             1996
  ------------------------------------------------------------------------------------------------------------------------------
  INTEREST INCOME:
    Loans and leases                                              $1,984.9          $1,773.7          $3,954.7         $3,589.1
    Securities:
       Taxable                                                       264.8             285.4             541.9            580.0
       Tax-exempt                                                     20.7              24.2              42.4             49.2
    Loans held for sale                                               78.3              13.4             122.5             24.2
    Other                                                             11.1               9.6              22.4             17.8
                                                                      ----               ---              ----             ----
       Total interest income                                       2,359.8           2,106.3           4,683.9          4,260.3
  INTEREST EXPENSE:
    Deposits:
       Demand, savings and money market deposits                     276.5             245.3             536.6            492.1
       Time deposits                                                 359.0             338.8             722.0            710.5
    Borrowings                                                       371.9             266.0             715.1            541.2
                                                                     -----             -----             -----            -----
       Total interest expense                                      1,007.4             850.1           1,973.7          1,743.8
                                                                   -------             -----           -------          -------
  NET INTEREST INCOME                                              1,352.4           1,256.2           2,710.2          2,516.5
  PROVISION FOR CREDIT LOSSES                                        395.8             194.7             667.7            382.8
                                                                     -----             -----             -----            -----
  NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES              956.6           1,061.5           2,042.5          2,133.7
  NON-INTEREST INCOME:
    Investment management and advisory activities                     76.2              67.7             150.4            130.3
    Service charges on deposit accounts                              174.8             161.2             340.8            318.0
    Loan processing and servicing income                             361.5             368.9             691.1            716.9
    Securities gains, net                                             17.1               4.5              32.3              5.6
    Other                                                            200.9             169.9             423.1            357.9
                                                                     -----             -----             -----            -----
       Total non-interest income                                     830.5             772.2           1,637.7          1,528.7
  NON-INTEREST EXPENSE:
    Salaries and related costs                                       565.6             547.4           1,133.3          1,091.0
    Net occupancy expense, exclusive of depreciation                  48.9              51.4             100.1            100.0
    Depreciation and amortization                                    110.8             118.7             219.4            225.5
    Outside services and processing                                  192.7             164.2             384.2            319.5
    Marketing and development                                        200.3             100.1             330.3            195.1
    Communication and transportation                                 104.7              93.4             199.1            181.7
    Restructuring charges                                            337.3               0.0             337.3              0.0
    Other                                                            163.9             162.8             329.5            317.2
                                                                     -----             -----             -----            -----
       Total non-interest expense                                  1,724.2           1,238.0           3,033.2          2,430.0
                                                                   -------           -------           -------          -------
  INCOME BEFORE INCOME TAXES                                          62.9             595.7             647.0          1,232.4
  PROVISION FOR INCOME TAXES                                          47.1             200.5             249.3            414.4
                                                                      ----             -----             -----            -----
  NET INCOME                                                         $15.8            $395.2            $397.7           $818.0
                                                                     =====            ======            ======           ======
  NET INCOME PER COMMON SHARE                                         $.02              $.66              $.67            $1.35
                                                                      ====              ====              ====            =====
  Weighted average common shares outstanding                         583.2             595.7             585.7            598.1
                                                                     =====             =====             =====            =====

The accompanying notes are an integral part of the consolidated financial statements.

BANC ONE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                                                                                          SIX MONTHS
                                                                                        ENDED JUNE 30,
                                                                              ------------------------------------
  $(millions) (unaudited)                                                                  1997              1996
  ----------------------------------------------------------------------------------------------------------------
  CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
  Net income                                                                             $397.7            $818.0
    Depreciation expense                                                                  158.0             151.3
    Amortization of other  intangibles                                                     61.4              74.2
    Other cash (used in) provided by operating activities                               (491.3)             171.8
                                                                                      ---------         ---------
        Net cash provided by operating activities                                         125.8           1,215.3
  CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:                                    ---------         ---------
    Purchases of securities available for sale                                        (3,099.8)         (2,952.2)
    Purchases of securities held to maturity                                            (493.9)           (707.8)
    Maturities of securities available for sale                                         1,542.5           2,576.8
    Maturities of securities held to maturity                                             607.1             568.3
    Sales of securities available for sale                                              3,802.9             936.8
    Net increase in  loans, excluding sales and purchases                             (2,840.4)         (5,923.5)
    Sales of loans                                                                        736.7           4,025.4
    Purchases of loans and related premiums                                             (447.5)           (163.7)
    Net increase in short-term investments                                              (150.2)           (283.5)
    Additions to bank premises and equipment                                            (178.3)           (197.9)
    Sale of banks and branch offices                                                     (22.3)           (165.7)
    Net cash acquired in acquisitions                                                     240.7             315.7
    All other investing activities, net                                                    84.0              62.6
                                                                                      ---------         ---------
       Net cash used in investing activities                                            (218.5)         (1,908.7)
  CASH FLOWS PROVIDED BY (USED IN)  FINANCING ACTIVITIES:                             ---------         ---------
    Net increase (decrease) in demand deposit, money market and savings
     accounts                                                                           1,529.7           (535.2)
    Net decrease in time deposits                                                     (1,088.2)           (238.7)
    Net (decrease) increase in short-term borrowings                                  (2,701.2)           2,078.8
    Issuance of long-term borrowings, net                                               3,789.3           1,014.3
    Repayment of long-term borrowings                                                   (630.6)         (1,331.9)
    Cash dividends paid                                                                 (350.7)           (317.1)
    Purchase of treasury stocks                                                         (707.3)           (654.6)
    Other, net increase                                                                    92.0             165.5
                                                                                      ---------         ---------
       Net cash (used in) provided by financing activities                               (67.0)             181.1
                                                                                      ---------         ---------
    Decrease in cash and cash equivalents                                               (159.7)           (512.3)
    Cash and cash equivalents at January 1                                              6,524.4           5,712.3
                                                                                      ---------         ---------
    Cash and cash equivalents at June 30                                               $6,364.7          $5,200.0
                                                                                      =========         =========

The accompanying notes are an integral part of the consolidated financial statements.

BANC ONE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                              SIX MONTHS ENDED
                                                                                  JUNE 30,
                                                                          -------------------------
$(millions, except per share amounts) (unaudited)                                1997         1996
---------------------------------------------------------------------------------------------------
BALANCE, BEGINNING OF PERIOD                                                 $9,868.0     $9,051.4
Net income                                                                      397.7        818.0
Exercise of stock options, net of shares purchased                               15.6        (0.5)
Shares issued in acquisitions                                                   538.4        710.5
Sales of stock to employee benefit plans and other                               76.4        112.2
Cash dividends
    Common ($.76 and $.68 per share for the six months ended                  (323.5)      (295.6)
     June 30, 1997 and 1996, respectively)
    Series C Preferred ($1.75 per share for the six months                      (6.6)        (8.5)
     ended June 30, 1997 and 1996 respectively)
    Preferred stock of pooled affiliate                                        (20.6)       (13.0)
Change in unrealized holding gains (losses) on securities
   available for sale, net of tax                                                11.4      (131.7)
Purchase of treasury stock                                                    (707.3)      (654.6)
                                                                              -------      -------
BALANCE, END OF PERIOD                                                       $9,849.5     $9,588.2
                                                                             ========     ========



The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying consolidated financial statements are unaudited. However, in the opinion of management, they contain the adjustments, all of which are normal and recurring in nature, necessary to present fairly the consolidated financial position, results of operations and changes in cash flow. The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 1996 and the Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 should be read in conjunction with these consolidated financial statements. The Corporation's Current Report on Form 8-K filed July 14, 1997, as amended by Form 8-K/A filed August 13, 1997, contains unaudited pro forma condensed combined financial information relating to the First USA, Inc. ("First USA"), merger, as well as certain historical consolidated financial statements of First USA. "The Corporation" is defined as the Parent Company only. "BANC ONE" is defined as the Corporation and all significant majority-owned subsidiaries. Certain prior period amounts have been reclassified to be consistent with current presentation.

2. ACQUISITIONS

On June 27, 1997, the Corporation completed its acquisition of First USA located in Dallas, Texas, resulting in the issuance of approximately 163 million shares of the Corporation's common stock valued at $7.9 billion for all the outstanding shares of First USA common stock, in a tax-free exchange. First USA is a financial services company specializing in the credit card business with $24.6 billion in managed credit card receivables and 17.8 million cardholders at June 27, 1997. First USA had total assets of $10.9 billion and stockholders' equity of $1.2 billion at June 27, 1997. The acquisition was accounted for as a pooling of interests and therefore, these consolidated financial statements have been restated for all periods presented to include the results of operations, financial position and changes in cash flows of First USA. First USA had a June 30 fiscal year end and therefore, adjustments have been made to conform First USA's year end to BANC ONE's calendar year end. These adjustments did not have a material impact on the consolidated financial statements.

The separate results of operations for BANC ONE and First USA were as follows (in millions):

                                            THREE MONTHS ENDED JUNE 30,                 SIX MONTHS ENDED JUNE 30,
                                         -----------------------------------------------------------------------------
                                               1997             1996                     1997             1996
                                         ----------------------------------         ----------------------------------
REVENUE:
  BANC ONE                                       $2,718.5         $2,488.2                $5,428.0           $4,975.6
  First USA                                         471.8            390.3                   893.6              813.4
                                                    -----            -----                   -----              -----
                                                 $3,190.3         $2,878.5                $6,321.6           $5,789.0
                                                 ========         ========                ========           ========
NET INCOME:
  BANC ONE                                         $156.0           $354.9                  $526.7             $700.8
  First USA                                       (140.2)             40.3                 (129.0)              117.2
                                                  -------             ----                 -------              -----
                                                    $15.8           $395.2                  $397.7             $818.0
                                                    =====           ======                  ======             ======

On June 1, 1997, the Corporation acquired all of the outstanding shares in a tax free exchange of Liberty Bancorp, Inc. ("Liberty"), a multi-bank holding company headquartered in Oklahoma City, Oklahoma, resulting in the issuance of 11.9 million shares of the Corporation's common stock valued at $483.2 million. The acquisition was accounted for as a purchase. Excess cost over net assets purchased of $266.7 million was recorded in the second quarter of 1997 and will be amortized over 25 years using the straight-line method. Liberty had total assets of approximately $2.9 billion at May 31, 1997, and 29 banking offices primarily in Oklahoma City and Tulsa. No effects of this acquisition are included in the financial statements prior to the date of purchase and the pro forma effect on prior periods results of operations was not material.

3. RESTRUCTURING CHARGES AND MERGER RELATED COSTS

In connection with the First USA merger and other strategic initiatives, BANC ONE identified one-time restructuring charges and merger related costs of $467.4 million ($328.8 million after-tax), of which $337.3 million was recorded as a restructuring charge and $130.1 million was recorded as additional provision for credit losses.

The restructuring charge associated with the First USA merger totaled $240.9 million and consisted of: employee benefits, severance and stock option vesting costs; professional services costs; premiums to redeem preferred securities of a subsidiary trust; asset related write-downs and other merger related costs.

The remaining $96.4 million restructuring charge related to costs associated with the strategic initiatives to streamline the retail branch delivery structure by consolidating approximately 200 banking centers over the next 18 months and the termination of the development of the Strategic Banking System, a retail banking system.

The $130.1 million additional provision for credit losses primarily reflects the reclassification of $2.0 billion of credit card loans previously classified as held for sale to the loan and lease portfolio in connection with the effort to consolidate the BANC ONE and First USA credit card master trusts, as well as an additional provision to align the credit card charge-off policies of BANC ONE and First USA.

4. COMMON AND TREASURY STOCK ACTIVITY

Effective June 26, 1997, the Corporation's Articles of Incorporation were amended to increase the number of authorized shares of the Corporation's common stock from 600 million to 950 million. In May 1997, the Corporation's Board of Directors terminated the authorization to make further purchases of the Corporation's common stock pursuant to the January 1997 and April 1996 authorizations to purchase up to 12 million and 10 million shares, respectively. During second quarter 1997, 11.9 million shares of treasury stock were issued in connection with the acquisition of Liberty. In addition, 8.8 million shares of treasury stock were retired.

5. CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

Supplemental disclosure for the consolidated condensed statement of cash flows are as follows: common stock issued and treasury stock reissued in purchase acquisitions was $538.4 million and $710.5 million for the six months ended June 30, 1997 and 1996, respectively; and securities trades not settled decreased $2.3 billion and $459.2 million for the six months ended June 30, 1997 and 1996, respectively. In connection with the First USA merger, $3.6 billion of mortgage backed securities were reclassified from held to maturity to available for sale during the 1997 second quarter.

6. NEW ACCOUNTING PRONOUNCEMENTS

BANC ONE adopted Statement of Financial Accounting Standards (SFAS) No. 125. "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," effective January 1, 1997. SFAS 125 requires that after a transfer of financial assets, an entity must recognize the financial and servicing assets controlled and liabilities incurred and derecognize financial assets and liabilities in which control is surrendered or when debt is extinguished. The impact on BANC ONE's 1997 second quarter and year to date consolidated financial position and results of operations was not material.

SFAS 128 "Earnings Per Share" was issued in February 1997 and is effective for financial statements issued for periods ending after December 15, 1997. The statement specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock. The impact of the statement on BANC ONE's earnings per share is not expected to be material.

In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130 "Reporting Comprehensive Income". This Statement, which is effective for the year ended December 31, 1998, requires the reporting of comprehensive income and its components in an additional full set of general-purpose financial statements. BANC ONE is reviewing the components of comprehensive income as outlined by the Statement and plans to disclose the information as required.

In June 1997, the FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." This Statement provides guidance for the way public enterprises report information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports. It also requires certain related disclosures about products and services, geographic areas and major customers. The segment and other information disclosure are required for the year ended December 31, 1998.

CONSOLIDATED QUARTERLY FINANCIAL DATA

                                                                                      QUARTERS
                                                        ---------------------------------------------------------------------
                                                                 1997                                  1996
                                                        ------------------------       --------------------------------------
  $(millions) (unaudited)                                 Second       First             Fourth       Third       Second
  ---------------------------------------------------------------------------------------------------------------------------
  PERIOD END BALANCES
    Loans and leases (net of unearned income)             $84,200.1   $79,051.0          $79,389.7   $76,584.3     $73,684.3
    Earning assets                                        100,760.7   100,544.2          100,675.9    96,700.7      94,371.5
    Allowance for loan and lease losses                     1,362.2     1,222.4            1,197.7     1,131.5       1,100.5
    Total assets                                          115,491.6   111,837.0          112,153.5   107,262.8     104,791.7
    Total deposits                                         76,963.9    73,942.8           74,223.0    73,170.0      72,540.5
    Long-term debt                                          9,972.2     7,571.0            6,827.8     5,080.2       4,847.8
    Total stockholders' equity                              9,849.5     9,634.3            9,868.0     9,569.3       9,588.2
  CONDENSED INCOME STATEMENT
    Net interest income (1)                                 1,366.2     1,371.6            1,360.9     1,292.2       1,272.4
    Provision for credit losses                               395.8       271.9              319.6       240.3         194.7
                                                              -----       -----              -----       -----         -----
    Net funds function (1)                                    970.4     1,099.7            1,041.3     1,051.9       1,077.7
    Non-interest income
       Investment management and advisory activities           76.2        74.2               77.1        71.8          67.7
       Service charges on deposit accounts                    174.8       166.0              170.3       165.8         161.2
       Loan processing and servicing income                   361.5       329.6              361.9       370.9         368.9
       Securities gains                                        17.1        15.2                9.5         1.6           4.5
       Other                                                  200.9       222.2              377.7       227.7         169.9
                                                              -----       -----              -----       -----         -----
         Total non-interest income                            830.5       807.2              996.5       837.8         772.2
    Non-interest expense
       Salaries and related costs                             565.6       567.7              572.6       541.0         547.4
       Other                                                1,158.6       741.3              802.4       716.0         690.6
                                                            -------       -----              -----       -----         -----
         Total non-interest expense                         1,724.2     1,309.0            1,375.0     1,257.0       1,238.0
    Taxable equivalent adjustment                              13.8        13.8               15.2        15.8          16.2
                                                               ----        ----               ----        ----          ----
    Income before income taxes                                 62.9       584.1              647.6       616.9         595.7
    Provision for income taxes                                 47.1       202.2              205.5       204.2         200.5
                                                               ----       -----              -----       -----         -----
    Net income                                                $15.8      $381.9             $442.1      $412.7        $395.2
                                                              =====      ======             ======      ======        ======
    Net income available to common shareholders               $12.6      $378.5             $438.5      $408.5        $391.0
                                                              =====      ======             ======      ======        ======


(1) Fully taxable equivalent basis.

                                                                                   QUARTERS
                                                      -------------------------------------------------------------------
                                                               1997                                1996
                                                      -----------------------      --------------------------------------
  $(MILLIONS, EXCEPT PER SHARE AMOUNTS)(UNAUDITED)      SECOND      FIRST            FOURTH       THIRD       SECOND
  -----------------------------------------------------------------------------------------------------------------------
  KEY RATIOS
    Return on average assets (1)                             .06%      1.40%             1.63%       1.58%         1.54%
    Return on average common equity (1)                       .51      16.30             18.49       17.49         17.17
    Average common equity to assets                          8.73       8.50              8.72        8.92          8.86
    Tier I capital ratio                                     8.19       9.43              9.98        9.63         10.11
    Total risk adjusted capital ratio                       12.82      13.45             14.07       13.32         13.86
    Leverage ratio                                           7.61       8.27              8.88        8.52          8.72
  MARGIN ANALYSIS (1) (2) (3)
    Interest income                                          9.40       9.42              9.37        9.22          9.07
    Interest expense                                         3.99       3.89              3.85        3.79          3.64
                                                             ----       ----              ----        ----          ----
    Net interest income                                      5.41       5.53              5.52        5.43          5.43
    Provision for credit losses                            (1.57)     (1.10)            (1.30)      (1.01)        (0.83)
                                                           ------     ------            ------      ------        ------
    Net funds function                                       3.84       4.43              4.22        4.42          4.60
  CREDIT ANALYSIS
    Net charge-offs to average loans and leases  (1)(6)      1.42       1.24              1.31        1.10           .94
    Ending allowance to loans and leases                    1.62%      1.55%             1.51%       1.48%         1.49%
    Non-performing assets: (5)
       Total                                               $450.1     $433.8            $435.4      $478.2        $458.2
       Percent of total loans and leases (6)                 .53%       .53%              .54%        .62%          .62%
    Loans delinquent 90 days or more: (4)
       Total                                               $494.2     $516.3            $483.9      $404.6        $330.8
       Percent of total loans and leases (6)                 .58%       .63%              .60%        .53%          .45%
    Allowance to non-performing loans                     343.64%    326.68%           313.17%     271.70%       283.82%
  PER SHARE DATA
    Net income                                               $.02       $.65              $.74        $.69          $.66
    Cash dividends declared                                   .38        .38               .34         .34           .34
    Book value                                              16.62      16.74             16.93       16.42         16.26
    Common stock price
       High                                                 50.13      49.25             47.88       41.38         37.75
       Low                                                  39.13      39.38             40.38       31.25         32.88
       Close                                                48.44      39.75             43.00       41.00         34.00
    Preferred Series C stock price:
       High                                                 96.50      94.50             91.25       80.00         72.63
       Low                                                  75.75      76.50             77.75       60.75         63.88
       Close                                               $93.00     $77.88            $83.00      $79.13        $66.75
  SHARES TRADED (millions)
    Common                                                  125.6      133.4              54.3        60.7          50.7
    Preferred Series C                                         .5         .6                .9         2.1            .9


(1)      Ratios presented on an annualized basis.
(2)      Fully taxable equivalent basis.
(3)      As a percent of average earning assets.
(4)      Excludes non-performing loans.
(5)      Excludes certain smaller balance loans collectively evaluated for impairment.
(6)      Includes loans held for sale.

AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES (1)

                                                THREE MONTHS ENDED                            THREE MONTHS ENDED
                                                   JUNE 30, 1997                                 JUNE 30, 1996
                                      ----------------------------------------      ----------------------------------------
                                            AVERAGE       INCOME /       YIELD /       AVERAGE        INCOME /         YIELD /
$(MILLIONS) (UNAUDITED)                    BALANCES        EXPENSE          RATE      BALANCES         EXPENSE            RATE
-------------------------------------------------------------------------------------------------------------------------------
ASSETS:
Short-term investments                       $792.2          $11.2         5.67%        $645.5            $9.6           5.98%
Loans held for sale                         2,317.7           78.3         13.55         699.4            13.4            7.71
Securities: (3)
  Taxable                                  16,137.3          264.8          6.58      17,865.0           286.2            6.44
  Tax-exempt                                1,465.9           30.3          8.29       1,729.7            35.6            8.28
                                            -------           ----                     -------            ----
Total securities                           17,603.2          295.1          6.72      19,594.7           321.8            6.61
Loans and leases: (2)
Commercial, financial and                  21,183.5          447.5          8.47      19,386.9           399.5            8.29
agricultural
Real estate:
  Commercial                                6,007.2          136.6          9.12       6,098.2           135.0            8.90
  Construction                              3,892.8           93.9          9.68       3,093.9            76.7            9.97
  Residential                              14,760.7          351.4          9.55      11,206.2           258.3            9.27
Consumer, net                              20,955.4          494.0          9.46      20,173.1           468.4            9.34
Credit card                                11,306.6          420.6         14.92      11,297.6           402.9           14.34
Leases, net                                 2,421.9           45.0          7.45       1,972.0            36.9            7.53
                                            -------           ----                     -------            ----

Total loans and leases                     80,528.1        1,989.0          9.91      73,227.9         1,777.7            9.76
                                           --------        -------                    --------         -------

Total earning assets                      101,241.2        2,373.6          9.40      94,167.5         2,122.5            9.07
Allowance for credit losses               (1,217.6)                                  (1,081.9)
Other assets                               12,477.8                                   10,339.3
                                           --------                                   --------

TOTAL ASSETS                             $112,501.4                                 $103,424.9
                                         ==========                                 ==========

LIABILITIES:
Deposits:
Non-interest bearing demand               $15,342.0                                  $14,073.7
Interest bearing demand                     1,677.3            7.0          1.67       2,240.3             9.6            1.72
Savings and money market                   30,826.6          269.6          3.51      29,197.9           235.8            3.25
Time deposits:
  CDs less than $100,000                   18,128.4          249.5          5.52      19,040.7           261.0            5.51
  CDs $100,000 and over:
    Domestic                                5,817.1           80.1          5.52       5,406.6            47.8            3.56
    Foreign                                 2,148.3           29.3          5.47       2,272.9            29.9            5.29
                                            -------           ----                     -------            ----

Total deposits                             73,939.7          635.5          3.45      72,232.1           584.1            3.25

Borrowed funds
  Short-term                               17,043.2          233.1          5.49      14,592.5           189.2            5.21
  Long-term                                 8,776.4          138.8          6.34       4,726.1            76.8            6.54
                                            -------          -----                     -------            ----
Total borrowed funds                       25,819.6          371.9          5.78      19,318.6           266.0            5.54
                                           --------          -----                    --------           -----
Total interest bearing liabilities         84,417.3        1,007.4          4.79      77,477.0           850.1            4.41
Other liabilities                           2,735.1                                    2,471.6
                                            -------                                    -------
TOTAL LIABILITIES                         102,494.4                                   94,022.3
Preferred stock                               188.9                                      243.0
Common stockholders' equity                 9,818.1                                    9,159.6
                                            -------                                    -------
TOTAL LIABILITIES AND STOCKHOLDER'S      $112,501.4                                 $103,424.9
                                         ==========                                 ==========
EQUITY
NET INTEREST INCOME                                        1,366.2          5.41                       1,272.4            5.43
Provision for credit losses                                (395.8)        (1.57)                       (194.7)           (.83)
                                                           -------        ------                       -------           -----
NET FUNDS FUNCTION                                          $970.4         3.84%                      $1,077.7           4.60%
                                                            ======         =====                      ========           =====

(1)      Fully taxable equivalent basis (FTE).
(2)      Non-accrual loans are included in loan balances.  Interest income includes related fee income.
(3)      Average securities balances are based on amortized  historical cost,  excluding SFAS 115 adjustments to fair value which are included in other assets.

               SIX MONTHS ENDED                                        SIX MONTHS ENDED
                 JUNE 30, 1997                                           JUNE 30, 1996
------------------------------------------------     ------------------------------------------------------
         Average         Income /           Yield /           Average           Income /           Yield /
        Balances          Expense              Rate          Balances            Expense              Rate
-----------------------------------------------------------------------------------------------------------
          $818.4            $22.4             5.52%            $618.3             $17.7              5.76%
         1,871.6            122.5             13.20             644.7              24.2               7.55

        16,687.8            542.0              6.55          17,960.7             580.9               6.50
         1,519.8             62.2              8.25           1,731.5              72.2               8.39
         -------             ----                             -------              ----
        18,207.6            604.2              6.69          19,692.2             653.1               6.67

        20,669.7            859.4              8.38          19,125.6             783.1               8.23

         6,100.9            273.0              9.02           6,043.4             269.3               8.96
         3,832.0            183.9              9.68           3,007.1             148.5               9.93
        14,426.2            681.5              9.53          11,153.5             513.2               9.25
        20,528.9            981.1              9.64          20,100.5             956.0               9.56
        12,102.1            897.6             14.96          12,041.3             857.9              14.33
         2,367.6             85.9              7.32           1,874.0              69.4               7.45
         -------             ----                             -------              ----

        80,027.4          3,962.4              9.98          73,345.4           3,597.4               9.86
        --------          -------                            --------           -------

       100,925.0          4,711.5              9.41          94,300.6           4,292.4               9.15
       (1,208.4)                                            (1,080.3)
        11,919.9                                             10,504.3
        --------                                             --------

      $111,636.5                                           $103,724.6
      ==========                                           ==========



       $14,967.4                                            $14,108.4
         1,798.0             14.5              1.63           2,677.7              24.4               1.83
        30,452.9            522.2              3.46          28,625.5             467.8               3.29

        18,134.4            496.6              5.52          19,417.6             537.0               5.56

         5,919.7            161.5              5.50           5,497.0             124.3               4.55
         2,368.8             63.8              5.43           1,853.1              49.0               5.32

        73,641.2          1,258.6              3.45          72,179.3           1,202.5               3.35


        17,534.1            465.0              5.35          14,878.1             389.5               5.26
         7,890.2            250.1              6.39           4,704.7             151.7               6.48
         -------            -----                             -------             -----
        25,424.3            715.1              5.67          19,582.8             541.2               5.56
        --------            -----                            --------             -----
        84,098.1          1,973.7              4.73          77,653.7           1,743.7               4.52
         2,758.0                                              2,499.7
       101,823.5                                             94,261.8
           194.9                                                245.2
         9,618.1                                              9,217.6
         -------                                              -------
      $111,636.5                                           $103,724.6
      ==========                                           ==========
                          2,737.8              5.47                             2,548.7               5.44
                          (667.7)            (1.33)                             (382.8)              (.82)
                          -------            ------                             -------              -----
                         $2,070.1             4.14%                            $2,165.9              4.62%
                         ========             =====                            ========              =====

MANAGEMENT'S DISCUSSION AND ANALYSIS

This discussion should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in this report and in the BANC ONE CORPORATION Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 Form 10-K") and the Quarterly Report on Form 10-Q for the quarter ended March 31, 1997. The Corporation's Current Report on Form 8-K filed July 14, 1997, as amended by Form 8-K/A filed August 13, 1997, which contains unaudited pro forma condensed combined financial information relating to the First USA, Inc. ("First USA") merger, as well as certain historical consolidated financial statements of First USA, should also be reviewed in connection herewith. For purposes of this report, the term "the Corporation" is defined as the Parent Company only and "BANC ONE" is defined as the Corporation and all significant majority-owned subsidiaries.

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

On June 27, 1997, the Corporation completed its acquisition of First USA, located in Dallas, Texas. The acquisition was accounted for as a pooling of interests and, accordingly, the information included in this report presents the combined results of BANC ONE and First USA as if the two companies had operated as a combined entity for all periods presented.


ACQUISITIONS

First USA was acquired in a tax-free exchange of stock, whereby the Corporation issued 1.1659 shares of its common stock (163 million shares in total) for each outstanding share of First USA common stock. First USA, a financial services company specializing in the credit card business, had $24.6 billion in managed credit card receivables and 17.8 million card holders at June 27, 1997. First USA had total assets of $10.9 billion and stockholders' equity of $1.2 billion at June 27, 1997. First USA has traditionally produced high growth in earnings. Management estimates that this transaction will be dilutive to BANC ONE's earnings per common share in 1997, neutral in 1998 and accretive to earnings per common share thereafter.

On June 1, 1997, the Corporation completed its tax free acquisition of Liberty Bancorp, Inc. (Liberty), a multi-bank holding company headquartered in Oklahoma City, Oklahoma. Liberty had approximately $2.9 billion in assets at May 31, 1997, and 29 banking offices primarily in Oklahoma City and Tulsa. Under the terms of the agreement, the Corporation issued 1.175 shares of its common stock (11.9 million shares in total) for each outstanding share of Liberty common stock. The transaction was accounted for using the purchase method of accounting.

RESTRUCTURING CHARGES AND MERGER RELATED COSTS

In connection with the First USA merger and other strategic initiatives, BANC ONE identified one-time restructuring charges and merger related costs of $467.4 million ($328.8 million after-tax), of which $337.3 million was recorded as a restructuring charge and $130.1 million was recorded as additional provision for credit losses.

The restructuring charge associated with the First USA merger totaled $240.9 million and consisted of: employee benefits, severance and stock option vesting costs; professional services costs; premiums to redeem preferred securities of a subsidiary trust; asset related write-downs and other merger related costs.

The remaining $96.4 million restructuring charge related to costs associated with the strategic initiatives to streamline the retail branch delivery structure by consolidating approximately 200 banking centers over the next 18 months and the termination of the development of the Strategic Banking System, a retail banking system.

The $130.1 million additional provision for credit losses primarily reflects the reclassification of $2.0 billion of credit card loans previously classified as held for sale to the loan and lease portfolio in connection with the effort to consolidate the BANC ONE and First USA credit card master trusts, as well as an additional provision to align the credit card charge-off policies of BANC ONE and First USA.

As the integration of the BANC ONE and First USA credit card operations commences, management continues to believe the synergies created by the combined credit card operations will result in expense reductions and revenue enhancements of approximately $335 million by 1999. In addition, the benefits of the restructuring and strategic initiatives are expected to improve pretax income by approximately $90 million by 1999.

RESULTS OF OPERATIONS

OVERVIEW

Net income for the three and six months ended June 30, 1997 was $15.8 million and $397.7 million, respectively, compared with $395.2 million and $818.0 million for the same 1996 periods. Both 1997 periods include the $328.8 million after tax impact of the one-time restructuring charges and merger related costs. Excluding these charges, net income for the three and six months ended June 30, 1997 would have been $344.6 million and $726.5 million, respectively.

Net interest income improved on both a quarter and year-to-date basis as compared with prior-year periods primarily as a result of a 7% increase in average earning assets. The favorable net interest income impact was offset by increased non-interest expense, primarily related to accelerated 1997 year-to-date marketing expense and a higher provision for credit losses.

NET INTEREST INCOME / NET INTEREST MARGIN

Net interest income on a fully taxable equivalent (FTE) basis increased 7% on both a quarter and year-to-date basis to $1.4 billion and $2.7 billion for the three and six months ended June 30, 1997, respectively, compared with $1.3 billion and $2.5 billion for the same periods in 1996.

Average earning assets increased to $101.2 billion and $100.9 billion for the three and six months ended June 30, 1997, respectively, compared to $94.2 billion and $94.3 billion for the same periods in 1996. The increases were primarily due to higher average loans and leases of $7.3 billion and $6.7 billion for the three and six months ended June 30, 1997, respectively.

Average commercial loans increased $1.8 billion and $1.5 billion for the three and six months ended June 30, 1997, respectively. The increase was due to the strong economic environment which has fueled commercial loan growth throughout the industry, along with the positive impact of more focused sales efforts reflecting the Corporation's shift to line of business management.

Average residential real estate loans increased $3.6 billion and $3.3 billion for the three and six month periods, respectively, primarily due to higher home equity loan volumes as a result of marketing efforts, as well as loans purchased through the broker network.

Including credit card loans previously classified as held for sale, average credit card loans were $13.2 billion and $13.6 billion for the three and six month 1997 periods, respectively, reflecting increases of $1.9 billion and $1.5 billion from the comparable 1996 periods, primarily as a result of First USA growth.

Funding for average earning asset growth came from increases in both average borrowings and deposits. Average borrowings increased $6.5 billion and $5.8 billion for the three and six months ended June 30, 1997, respectively, compared with the same 1996 periods, while average deposits increased $1.7 billion and $1.5 billion over the same time periods.

It is management's practice to analyze its financial performance on a "managed" portfolio basis, in addition to analyzing information as reported under generally accepted accounting principles. The income effect of securitizing loans results in removing these loans from the balance sheet and recording a gain based upon the present value of net interest income and fees less estimated credit losses and servicing fees on the securitized loans.

Managed credit card statistics include loans sold in credit card securitization transactions and the Company's on-balance sheet portfolio. The Company's consolidated statements of income and balance sheets are adjusted to eliminate the effect of securitizing credit card loans to analyze the data on a "managed" portfolio basis. "As reported" information is derived from consolidated financial statements which have been prepared in conformity with generally accepted accounting principles and includes loans held for sale. Managed loan data includes loans sold in credit card securitization transactions and the Company's on-balance sheet loan portfolio. The following table depicts the Company's key financial data as a result of securitizing credit card loans for the three months ended June 30, 1997 and June 30, 1996.

                                              THREE MONTHS ENDED JUNE 30,
                                    ------------------------- --- -------------------------
                                              1997                          1996
                                    -------------------------     -------------------------
                                       AS REPORTED       MANAGED     AS REPORTED       MANAGED
-----------------------------------------------------------------------------------------------
$(MILLIONS)
INCOME STATEMENT STATISTICS:
  Net interest income - fully             $1,366.2      $1,931.9        $1,272.4      $1,736.4
   taxable equivalent
  Provision for credit losses                395.8         730.1           194.7         442.7
  Noninterest income:
   Loan Servicing income                     297.5           6.1           279.1           6.1
   Credit card processing income              44.5         106.4            63.7         139.6
   Other                                     488.5         481.5           429.4         450.7
                                             -----         -----           -----         -----
     Total noninterest income                830.5         594.0           772.2         596.4
  Noninterest expense                      1,724.2       1,726.1         1,238.0       1,256.9
  Taxable equivalent adjustment               13.8          13.8            16.2          16.2
                                              ----          ----            ----          ----
  Income before tax  (a)                     $62.9         $55.9          $595.7        $617.0
                                             =====         =====          ======        ======

BALANCE SHEET AND OTHER
STATISTICS:
  Average credit card loans              $13,240.6     $35,123.1       $11,297.6     $30,450.2
  End of period credit card loans         13,515.6      36,151.9        11,396.1      30,999.5
  Earning asset yield                        9.40%        10.65%           9.07%        10.20%
  Cost of interest bearing                   4.79%         5.05%           4.41%         4.74%
   liabilities
  Credit card delinquencies over
   30 days as a percentage of
   ending credit card balances               4.68%         4.76%           3.94%         4.25%
  Net credit card charge offs as
   a percentage of average credit
   card balances                             6.36%         6.22%           4.20%         4.83%

(a) The difference in income before tax on a reported and managed basis reflects the effect of the gain recognized on excess servicing when credit card loans are securitized and the subsequent amortization of this asset in future periods.

NON-INTEREST INCOME

                                                     THREE MONTHS ENDED                             SIX MONTHS ENDED
                                          -----------------------------------------      ----------------------------------------
                                            JUNE 30,      JUNE 30,      INCREASE          JUNE 30,     JUNE 30,      INCREASE
$(MILLIONS)                                   1997          1996       (DECREASE)           1997         1996       (DECREASE)
---------------------------------------------------------------------------------------------------------------------------------
Investment management and advisory
   activities                                    $76.2         $67.7          $8.5           $150.4        $130.3          $20.1
Service charges on deposit accounts              174.8         161.2          13.6            340.8         318.0           22.8
Loan processing and servicing income:
   Mortgage banking                               19.5          26.1         (6.6)             39.8          45.9          (6.1)
   Credit card and merchant processing            44.5          63.7        (19.2)             82.5         134.2         (51.7)
     fees
   Loan servicing income                         297.5         279.1          18.4            568.8         536.8           32.0
                                                 -----         -----          ----            -----         -----           ----
Total loan processing and servicing              361.5         368.9         (7.4)            691.1         716.9         (25.8)
income

Securities gains                                  17.1           4.5          12.6             32.3           5.6           26.7
Other                                            200.9         169.9          31.0            423.1         357.9           65.2
                                                 -----         -----          ----            -----         -----           ----
Total non-interest income                       $830.5        $772.2         $58.3         $1,637.7      $1,528.7         $109.0
                                                ======        ======         =====         ========      ========         ======

Investment management and advisory activities income increased 13% and 15% for the three and six months ended June 30, 1997, respectively, compared with the same 1996 periods, due primarily to a 21% increase in investment assets managed for customers to $ 47.4 billion, 8% of which relates to the acquisition of Liberty. The acquisition of Liberty did not have a significant impact on the increase in income due to the acquisition occurring late in the second quarter.

The increase in service charges on deposit accounts of $13.6 million and $22.8 million for the quarter and year to date ending June 30, 1997, respectively, as compared to the prior-year periods reflects an increase in commercial customers account analysis service fees, as well as higher fees charged on overdrafts.

Credit card and merchant processing fees declined for both the three and six months ended June 30, 1997 due to the sale by First USA in December 1996 of a portion of its investment in a merchant processing subsidiary. As a result of the sale, net income from this subsidiary is now recorded using the equity accounting method and is classified as other income. This change resulted in a decrease in fee income of $23.2 million and $45.5 million for the three and six months ended June 30, 1997, respectively, as compared to the prior-year periods.

Loan servicing income increased by $18.4 million and $32.0 million for the quarter and year to date periods ending June 30, 1997, respectively, compared with the same 1996 periods. The increases reflect a growth of 13% and 18% for the quarter and year-to-date 1997 periods in average securitized loan balances and higher yields, partially offset by increased charge-offs on securitized credit card loans.

The increase in securities gains for the quarter and year to date periods is primarily due to the first and second quarter 1997 sale of government mortgage-backed securities.

Other non-interest income increased $31.0 million in second quarter 1997 from the 1996 second quarter as a result of a $15.4 million gain on the sale of mortgage loan servicing rights and the income from an investment in a merchant processing subsidiary which is now accounted for under the equity method. In addition to the above, the increase in the six months ended June 30, 1997 income compared with year-ago period reflects higher venture capital gains of $43.7 million.

NON-INTEREST EXPENSE

                                                     THREE MONTHS ENDED                      SIX MONTHS ENDED
                                             -----------------------------------    -----------------------------------
                                               JUNE 30     JUNE 30,     INCREASE         JUNE 30      JUNE 30,     INCREASE
$(MILLIONS)                                     1997,        1996      (DECREASE)         1997,         1996      (DECREASE)
------------------------------------------------------------------------------------------------------------------------------
Salaries and related costs                        $565.6       $547.4        $18.2         $1,133.3     $1,091.0        $42.3
Net occupancy expense, exclusive of                 48.9         51.4        (2.5)            100.1        100.0           .1
    depreciation
Equipment expense                                   28.9         30.9        (2.0)             59.1         61.0        (1.9)
Taxes other than income and payroll                 25.4         25.2           .2             48.5         49.8        (1.3)
Depreciation and amortization                      110.8        118.7        (7.9)            219.4        225.5        (6.1)
Outside services and processing                    192.7        164.2         28.5            384.2        319.5         64.7
Marketing and development                          200.3        100.1        100.2            330.3        195.1        135.2
Communication and transportation                   104.7         93.4         11.3            199.1        181.7         17.4
Restructuring                                      337.3          0.0        337.3            337.3          0.0        337.3
Other                                              109.6        106.7          2.9            221.9        206.4         15.5
                                                   -----        -----          ---            -----        -----         ----
Total non-interest expense                      $1,724.2     $1,238.0       $486.2         $3,033.2     $2,430.0       $603.2
                                                ========    =========       ======         ========     ========       ======

Total non-interest expense increased $486.2 million and $603.2 million for three and six months ended June 30, 1997, respectively, compared with the same 1996 periods. These increases reflect the $337.3 million restructuring charge previously discussed as well as increased costs associated with the ongoing consolidation and standardization initiatives (Project One) of $6.5 million and $47.2 million for the three and six month periods, respectively. Also, the impact of the Liberty acquisition contributed $12.2 million to both the quarter and year to date increases.

In addition to the above items, marketing and development costs increased $100.2 million and $135.2 million for the three and six months ended June 30, 1997, respectively, compared with the same 1996 periods. These increases reflect the stepped-up First USA business development activities, which consisted of the introduction of more than 45 new lifestyle programs and two major platinum card mailings. These efforts resulted in a record 1.8 million new accounts being opened during second quarter 1997. The level of marketing and business development expenses during the second half of 1997 are expected to return to more normal levels.

Increases in outside services and processing costs for the quarter and year-to-date 1997 periods compared with the same 1996 periods were primarily the result of higher contract labor costs, credit investigation fees, system support, processing and statement fees in order to sustain the growth discussed above.

INCOME TAXES

The provision for income taxes was 38.5% of pretax income for the six months ended June 30, 1997 compared with 33.6% for the same period in 1996. The increase in the effective tax rate was a result of a $25 million income tax provision charge related to certain nondeductible one-time restructuring charges and merger related costs, which were expensed in second quarter 1997.

BALANCE SHEET ANALYSIS

Securities

Total securities at June 30, 1997 were $15.2 billion, a decrease of $4.0 billion from December 31, 1996. This decrease primarily reflected the sale of $5.7 billion of securities available for sale, reflecting the ongoing strategy to use the proceeds from the sale of lower yielding investment securities to fund higher yielding loans and leases. Also, in connection with the First USA merger, $3.6 billion of mortgage backed securities were reclassified from held to maturity to available for sale. The following provides a summary of securities at June 30, 1997 and December 31, 1996:


                                                       JUNE 30, 1997                         DECEMBER 31, 1996
                                             ----------------------------------      -----------------------------------
                                                AMORTIZED         ESTIMATED             AMORTIZED         ESTIMATED
$(MILLIONS)                                        COST          FAIR VALUE                COST           FAIR VALUE
------------------------------------------------------------------------------------------------------------------------
SECURITIES HELD TO MATURITY:
  United States treasury and agencies                  $129.4           $129.0                 $133.5            $135.1
 Mortgage and asset-backed securities:                   53.6             45.7                3,555.2           3,556.5
  Tax exempt                                            553.4            575.6                  685.4             714.1
  Other                                                  23.7             23.6                   23.8              23.7
                                                         ----             ----                   ----              ----
Total securities held to maturity                      $760.1           $773.9               $4,397.9          $4,429.4
                                                       ======           ======               ========          ========

SECURITIES AVAILABLE FOR SALE:
  United States treasury and agencies                $4,237.8         $4,204.6               $4,334.7          $4,312.8
 Mortgage and asset-backed securities:
    Government                                        6,462.9          6,499.8                6,729.9           6,791.4
    Other                                             1,807.8          1,790.3                2,074.4           2,056.3
  Tax exempt                                          1,008.9          1,015.5                  973.5             980.5
  Other                                                 894.6            895.3                  591.3             592.8
                                                        -----            -----                  -----             -----
Total securities available for sale                 $14,412.0        $14,405.5              $14,703.8         $14,733.8
                                                    =========        =========              =========         =========


Loans and Leases

At June 30, 1997, total loans and leases were $84.2 billion, a $4.8 billion increase from December 31, 1996. Including loans held for sale, total loans and leases increased $3.7 billion , or 9%, on an annualized basis from December 31, 1996 levels. The reduction in loans held for sale at June 30, 1997 reflected the second quarter 1997 reclassification of $2.0 billion credit card loans previously classified as loans held for sale to the loan and lease portfolio in connection with the effort to consolidate the First USA and Banc One credit card master trusts. A summary of the components of loans and leases at June 30 ,1997 and December 31, 1996 is as follows:


                                                 JUNE 30,       DECEMBER 31,
$(MILLIONS)(AS OF END OF PERIOD)                   1997             1996
-------------------------------------------------------------------------------
Commercial, financial and agricultural              $22,115.0        $20,232.2
Real estate:
  Commercial                                          6,028.3          6,429.4
  Construction                                        3,968.4          3,602.0
  Residential                                        15,484.8         13,917.0
Consumer, net                                        20,559.7         19,459.1
Credit card                                          13,515.6         13,423.5
Leases, net                                           2,528.3          2,326.5
                                                      -------          -------
Total loans and leases, net                         $84,200.1        $79,389.7
                                                    =========        =========

In addition to the growth in end-of-period loans, the managed loan portfolio also increased from $103.4 billion at December 31, 1996 to $109.8 billion at June 30, 1997. Managed loans represent end-of-period loans and leases, including loans held for sale, and off-balance sheet securitized loans adjusted to eliminate any impact from acquisitions and/or dispositions. During 1997, end-of-period managed loans increased at an annualized rate of 12% from December 31, 1996. On this same basis wholesale loans increased 12%, consumer loans excluding credit card loans increased 17%, and credit card loans increased 7%.

Deposits

Total deposits at June 30, 1997 were $77.0 billion, an increase of $2.7 billion from December 31, 1996. The acquisition of Liberty contributed $2.3 billion of this increase.


                                                 JUNE 30,       DECEMBER 31,
(MILLIONS)(AS OF END OF PERIOD)                    1997             1996
-------------------------------------------------------------------------------
Demand deposits:
  Non-interest bearing                              $18,191.6        $16,340.6
  Interest bearing                                    1,791.0          2,243.2
Money market and savings                             31,049.9         29,434.6
Time                                                 25,931.4         26,204.6
                                                     --------         --------
Total deposits                                      $76,963.9        $74,223.0
                                                    =========        =========

Borrowings

Long term borrowings increased $3.1 billion from December 31, 1996 to $10.0 billion at June 30, 1997. During the first quarter of 1997 the Corporation established a medium term note facility and issued $750 million of medium term notes due between 2000 and 2002. In April 1997, the Corporation issued $500 million of subordinated debentures due 2027 and $400 million of subordinated notes due 2007.

Treasury Stock

During second quarter 1997, 11.9 million shares of treasury stock were issued in connection with the acquisition of Liberty. At June 30, 1997 the Corporation had no treasury stock.

CREDIT QUALITY

The process for monitoring loan quality includes detailed, monthly analysis of delinquencies, non-performing assets and potential problem loans. Management extensively monitors credit through appraisals, assessment of the financial condition of borrowers and avoidance of loan concentrations. In addition to these factors, historically-based migration methodologies and methods used to predict future losses are used to analyze the appropriate level of the allowance for credit losses for the loan and lease portfolio. Further, each portfolio is reviewed to determine if additional subjective reserves are necessary. This subjective review is systematic for each portfolio, with consideration given to the current trends in the portfolio, projection of future results, changes in underwriting of the product, and results of recent loan review or internal audit examinations. Management believes that its methodology of determining the allowance for credit losses and projection of future economic and business trends is reflected in the current level of the overall allowance.

Annualized total net charge-offs for the second quarter of 1997 were 1.42% of average loans compared with 1.24% in the first quarter 1997. In second quarter 1997, First USA adopted a more conservative 180 day charge-off policy on credit cards. Excluding this change and the impact of credit card accounting policy changes made in the first quarter 1997 relating to the timing of recognition of bankruptcy losses by BANC ONE, net charge-offs would have been 1.39% in both first and second quarters of 1997. Loans delinquent 90 days or more as a percentage of ending loans and leases decreased to .58% at June 30, 1997 from
 .63% at March 31, 1997.

On a managed portfolio basis, credit card net charge-offs were 6.22% for the 1997 second quarter compared with 5.63% in first quarter 1997. Excluding the above mentioned accounting changes, credit card net charge-offs would have been 6.33% and 5.95% for the 1997 second and first quarters, respectively. Also on a managed portfolio basis, credit card loans delinquent 90 days or more decreased to 2.11% of ending credit card loans at June 30, 1997 from 2.39% at March 31, 1997.

The following table summarizes net charge-offs expressed as an annualized percentage of average loans and leases and loans delinquent 90 days or more expressed as a percentage of period-end loans. Delinquency and net charge-off trends over time are a reflection of a number of factors including credit quality of the loan portfolio, general economic conditions and the successful results of portfolio management techniques including collection strategies.


                                                                                              LOANS DELINQUENT
                                              NET CHARGE-OFFS(1)(4)                        90 DAYS OR MORE (2) (4)
                                       -------------------------------------      ------------------------------------------
                                                THREE MONTHS ENDED
                                       -------------------------------------
                                         JUNE 30, 1997      JUNE 30, 1996          JUNE 30, 1997       DECEMBER 31, 1996
                                       -------------------------------------------------------------------------------------
Wholesale (3)                                     (.02)%               .02%                   .28%                     .18%
Real estate, residential                            .25%               .15%                   .19%                     .25%
Consumer, net                                      1.44%               .96%                   .41%                     .49%
Credit card (5)                                    6.36%              4.20%                  2.05%                    2.21%
Leases, net                                         .13%             (.04)%                   .47%                     .07%
Total loans and leases (5)                         1.42%               .94%                   .58%                     .61%


(1)      Ratios are presented on an annualized basis as a percent of average balances.
(2)      Ratios presented exclude non-performing loans and are expressed as a percent of ending balances.
(3)      Wholesale loans include commercial, financial, agricultural, commercial real estate and construction real estate loans.
(4)      Includes loans held for sale.
(5)      Net charge-offs for the three months ended June 30, 1997 reflect the change relating to credit card bankruptcy charge-offs.
         Without this change, net charge-offs for credit card and total loans and leases would have been 6.19% and 1.39%, respectively.

Allowance for Credit Losses

The following table summarizes activity in the allowance for credit losses:

                                                                  SIX MONTHS ENDED
                                                                      JUNE 30,
                                                        ----------------------------------
$(MILLIONS)                                                        1997              1996
------------------------------------------------------------------------------------------
BALANCE, BEGINNING OF PERIOD                                   $1,197.7          $1,008.0
Allowance associated with acquisitions and other                   37.9              60.1
Provision for credit losses                                       667.7             382.8
Total charge-offs                                               (697.8)           (474.3)
Recoveries                                                        156.7             123.9
                                                                  -----             -----
  Net charge-offs                                               (541.1)           (350.4)
                                                                -------           -------
BALANCE, END OF PERIOD                                         $1,362.2          $1,100.5
                                                               ========          ========


The allowance for credit losses at June 30, 1997 totaled $1.4 billion and represented 1.62% of ending loans and leases, compared with 1.51% at December 31, 1996. As previously discussed, a $130.1 million additional provision for credit losses was taken during the 1997 second quarter as a result of the reclassification of credit card loans and to align the credit card charge-off policies of BANC ONE and First USA. The allowance for credit losses expressed as a percentage of non-performing loans is another measure of the adequacy of the allowance for credit losses. The June 30, 1997 allowance for credit losses represented 344% of non-performing loans, up from 313% at December 31, 1996. It is management's view that the allowance for credit losses at June 30, 1997 was adequate and consistent with the composition of the portfolio and credit quality trends.

INTEREST RATE RISK MANAGEMENT

BANC ONE employs two methodologies to measure interest rate risk sensitivity:
(1) the Earnings at Risk (EAR) method is used to measure the change in forecasted after tax net income; and (2) the Value at Risk (VAR) method is used to measure the change in market value of equity (defined as the present value of all future expected cash flows of currently held assets, liabilities and off-balance sheet items). The impact of actual historical rate volatility and/or scenario rate movement analysis can be depicted through both of these measurements.

To measure EAR and VAR risks, BANC ONE analyzes the 24 month trailing movement (volatility) of market rates to calculate how much rates would have to move over the next 90 days to capture in excess of 99% of statistically probable movements. As a result, the probability of the measured risk positions being realized or exceeded are statistically less than 1%. BANC ONE then compares this statistically calculated rate change to a minimum benchmark change of an immediate and parallel 100 basis points. EAR and VAR is measured using the larger of the statistically calculated rate change or the minimum immediate and parallel 100 basis point benchmark change.

As of June 30, 1997, based on the minimum benchmark change of an immediate and parallel 100 basis points, earnings for the next 12 months are modeled to decrease 2.0% in the up rate scenario while earnings are modeled to increase 2.5% in the down rate scenario. Given the same assumption of the minimum benchmark change of an immediate and parallel 100 basis points, the market value of equity would decline 1.6% in the up rate scenario while market value would increase 1.0% in the down rate scenario.

In addition, a forecasted earnings impact is also modeled assuming a gradual 100 basis point change in interest rates over the coming 12-month period (25 basis points each quarter). On this basis, at June 30, 1997, earnings over the next 12-month period were estimated to decrease 1.4% if rates rose and increase 1.3% if rates declined, as compared on the same basis at March 31, 1997 to a decrease of 2.1% if rates rise and an increase of 2.3% if rates declined.

Trading Risk:

Trading risk is measured according to the maximum adverse change in value of all trading positions within a 10 day period based on three standard deviations of historical market volatility. As of June 30, 1997, the Trading Value at Risk was $5.1 million.

Liquidity Risk

Due to BANC ONE's capital, size and high credit quality ratings, the Corporation has access to substantial and diverse sources of liquidity. Core deposits, representing approximately 55% of funding, remain the primary source of liquidity, and are generated by a geographically diverse retail network of affiliate banks in 12 states. Approximately 26% of funding is supported through a variety of wholesale markets. Additionally, 19% of funding is generated by asset securitizations, which is viewed as a growing source of reliable and efficient funding.

Credit Risk for Capital Markets Activities

There were no past due amounts or reserves for possible credit losses at June 30, 1997 related to off-balance sheet investment product transactions, nor were there any charge-offs during the three months ended June 30, 1997. Customer cap and swap agreements are created to accommodate the needs of commercial loan customers. BANC ONE enters into offsetting transactions with third parties and has prudent controls on transaction size, term and customer disclosure guidelines. Customer contracts outstanding, excluding offsetting transactions, had notional amounts of $2.2 billion at June 30, 1997.

Following are the estimated maturities and weighted average fixed rates of off-balance sheet investment products by type. A key assumption in the maturity information below is that future variable rates move as indicated by the forward interest rate curve in existence at June 30, 1997. To the extent that interest rates move in a fashion other than indicated in the forward interest rate curve at June 30, 1997, the maturity information will change.

                                       MATURITIES OF OFF-BALANCE SHEET INVESTMENT
                                            PRODUCTS AT JUNE 30, 1997 (1) (2)                     ENDING BALANCE AT
                               ------------------------------------------------------------    --------------------------
                                                                            2002-                JUNE 30,  DECEMBER 31,
$(MILLIONS)                     1997     1998     1999    2000     2001     2006    2007+          1997        1996
-------------------------------------------------------------------------------------------------------------------------
Receive fixed swaps:
  Notional value                $3,833   $2,323  $3,175   $1,710   $1,050   $2,466  $1,700        $16,257        $12,727
  Weighted average receive rate  5.32%    5.97%   6.48%    6.32%    6.08%    6.76%    7.18          6.21%          5.90%
Receive fixed amortizing swaps:
  Notional value                   355      492      76      150                                    1,073          2,056
  Weighted average receive rate  4.94%    5.31%   7.26%    5.54%                                    5.36%          5.35%
Pay fixed swaps:
  Notional value                  (87)  (1,322)   (368)    (508)      (1)     (19)                (2,305)        (2,108)
  Weighted average pay rate      8.62%    6.13%   6.46%    6.54%    6.75%    6.75%                  6.37%          6.36%
Net receive fixed position      $4,101   $1,493  $2,883   $1,352   $1,049   $2,447  $1,700        $15,025        $12,675
Notional value of basis swaps    1,640      754     248                50      126                  2,818          4,729
Notional value of purchased caps   440    1,004      16        1        3        9                  1,473          1,973
Notional value-other (3)        $1,575                               $300     $600                 $2,475          2,056

(1)      Maturities are based on estimated future interest rates from the forward interest curve at June 30, 1997.
(2)      Variable  receive and pay  interest  rates,  which are based  primarily  on three  month  LIBOR or prime,  are not included in the table.
(3)      Other off-balance sheet investment products include forward - starting contracts, floors, options and futures. Customer transactions of $2.2 billion and $1.6 billion at June 30, 1997 and December 31, 1996, respectively, have been excluded.



                                                       NET UNREALIZED
                                                         GAIN (LOSS)
                                             ------------------------------------
                                                 JUNE 30         DECEMBER 31,
$(MILLIONS)                                       1997,              1996
---------------------------------------------------------------------------------
Receive fixed swaps                                     ($19)              ($28)
Receive fixed amortizing swaps                            (4)                (6)
Pay fixed swaps                                           (3)               (13)
Purchased caps                                            (6)                (8)
Basis swaps                                                 0                (6)
Other                                                     (1)                 10
                                                          ---                 --
Total                                                   ($33)              ($51)
                                                        =====              =====

The 1996 Form 10-K provided certain fair value information based on interest rates at December 31, 1996. While the net unrealized value of the off-balance sheet investment product portfolio has decreased, due to an increase in long-term market interest rates, the fair value of fixed rate liabilities has increased.

Off-balance sheet investment products are used to manage interest rate risk and the impact on net interest income reflects the cost or benefit as a result of these products. The net impact of off-balance sheet investment products was a decrease in net interest income of $1.3 million and 3.1 million for the three and six months ended June 30, 1997 compared with a reduction of $13.4 million and $35.7 million for the three and six months ended June 30, 1996. However, these amounts alone are not an indication of the effectiveness of such instruments, as the on balance sheet instruments hedged move in the opposite direction. In addition, the cost or benefit from hedging transactions is significantly impacted by customer preferences, the historical interest rate environment in which the instruments were acquired and current market rates.

                      BANC ONE CORPORATION AND SUBSIDIARIES
                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         Inapplicable.

ITEM 2.  CHANGE IN SECURITIES

         a. Effective June 26, 1997, the Registrant's Articles of Incorporation were amended to increase the number of authorized shares of the Registrant's common stock, no par value ($5 stated value) per share ("Common Stock"), from 600,000,000 to 950,000,000,

         b.       Inapplicable.

         c. On June 27, 1997, Banc One Capital Corporation, an indirect wholly owned subsidiary of the Registrant, acquired certain assets and the business of Venture Marketing Corporation in exchange for 84,220 shares of Common Stock. The issuance of the Common Stock in this transaction was deemed to be exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on Section 4(2) of the Securities Act and Regulation D promulgated thereunder as a transaction by an issuer not involving any public offering.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         Inapplicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Annual Meeting of Shareholders held on April 15, 1997
         -----------------------------------------------------

         a. The matters discussed in paragraph (c) below were submitted to a vote of security holders at the Annual Meeting of Shareholders of the Registrant held on April 15, 1997.

         b.       Inapplicable.

         c.       Election of Directors

                                                                Shares Voted
                                            -----------------------------------------------------
                 Name                                  For                        Withheld
                 ----                                  ---                        --------
         Bennett Dorrance                           340,893,801                  2,683,287
         Charles E. Exley, Jr.                      340,910,022                  2,667,067
         E. Gordon Gee                              340,646,437                  2,930,652
         John R. Hall                               340,967,507                  2,609,581
         Laban P. Jackson, Jr.                      340,821,134                  2,755,955
         John W. Kessler                            340,749,120                  2,827,969
         Richard J. Lehmann                         340,998,995                  2,578,094
         John B. McCoy                              340,864,065                  2,713,024
         John G. McCoy                              340,834,967                  2,742,121
         Thekla R. Shackelford                      340,993,472                  2,583,616
         Alex Shumate                               340,934,130                  2,642,958
         Frederick P. Stratton, Jr.                 341,009,585                  2,567,504
         Robert D. Walter                           341,016,342                  2,560,747

         d.       Inapplicable.

         Special Meeting of shareholders held on June 27, 1997
         -----------------------------------------------------

         a. The matters discussed in paragraph (c) below were submitted to a vote of security holders at the Special Meeting of Shareholders of the Registrant held on June 27, 1997.

         b.       Inapplicable.

         c. (1) Approval of an agreement and plan of merger between the Registrant and First USA, Inc., pursuant to which First USA, Inc. will be merged with and into the Registrant, and the transactions contemplated thereby, including the issuance of up to 162,246,644 shares of Common Stock.:

                                            Shares Voted
                             ----------------------------------------------------------------
                                                          Against/             Abstentions/
                                         For              Withheld           Broker Non-votes
                                         ---              --------            ---------------
                                      298,570,535         5,923,923              5,371,808

                  (2) Approval of Amendment of the Registrant's Amended Articles of Incorporation to increase the number of shares of Common Stock authorized to 950,000,000 shares:

                                            Shares Voted
                             ----------------------------------------------------------------
                                                          Against/             Abstentions/
                                         For              Withheld           Broker Non-votes
                                         ---              --------            ---------------
                                      299,280,635         6,946,034              3,639,597

                  d.      Inapplicable

ITEM 5.  OTHER INFORMATION
         Inapplicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.       Exhibits.


                  Exhibit 10.8 Revised and Restated BANC ONE CORPORATION 1989 Stock Incentive Plan

                  Exhibit 10.14 Revised and Restated BANC ONE CORPORATION 1995 Stock Incentive Plan

                  Exhibit 11 Statement Regarding Computation of Earnings per Common Share

                  Exhibit 12 Statement Regarding Computation of Ratio of Earnings to Fixed Charges

                  Exhibit 27     Financial Data Schedules


         b.       Reports on Form 8-K

                  The following reports on Form 8-K were filed by BANC ONE during the quarter ended June 30, 1997:

                  Current Report on Form 8-K filed April 17, 1997 (Items 5 and 7).

                  Current Report on Form 8-K filed April 24, 1997 (Items 5 and 7).

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

                                                        BANC ONE CORPORATION

         August 14, 1997                       /s/      Bobby L. Doxey
------------------------------------           ---------------------------------
                   Date                                 Bobby L. Doxey
                                                        Chief Accounting Officer