Form 10-Q
period 1997-09-30
BANC ONE CORP /OH/
filed 1997-11-13
CIK 36090

================================================================================


                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997
                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

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

The number of shares outstanding of the registrant's common stock, no par value, $5 stated value, was 586,955,310 at October 31, 1997.


================================================================================

FORM 10-Q

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                  Consolidated Balance Sheet........................................... 3
                  Consolidated Statement of Income..................................... 4
                  Consolidated Condensed Statement of Cash Flows....................... 5
                  Consolidated Statement of Changes in Stockholders' Equity............ 6
                  Notes to the Consolidated Financial Statements....................... 7
                  Consolidated Quarterly Financial Data................................10
                  Average Balance, Income and Expense, Yields and Rates................12

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                  Acquisitions.........................................................14
                  Restructuring Charges and Merger-Related Costs.......................14
                  "Reported" vs "Managed" Analysis.....................................14
                  Results of Operations................................................15
                    Overview...........................................................15
                    Net Interest Income/Net Interest Margin............................15
                    Noninterest Income.................................................18
                    Noninterest Expense................................................19
                    Income Taxes ......................................................20
                  Balance Sheet Analysis...............................................20
                    Securities ........................................................20
                    Loans and Leases...................................................21
                    Other Assets.......................................................21
                    Deposits...........................................................21
                    Borrowings.........................................................22
                    Capital............................................................22
                  Credit Quality ......................................................22
                  Performance Analysis - Managed Portfolio ............................24
                  Interest Rate Risk Management........................................26

PART II - OTHER INFORMATION

Item 1. Legal Proceedings..............................................................28
Item 2. Changes in Securities..........................................................28
Item 3. Defaults upon Senior Securities................................................28
Item 4. Submission of Matters to a Vote of Security Holders............................28
Item 5. Other Information..............................................................28
Item 6. Exhibits and Reports on Form 8-K...............................................28

SIGNATURES.............................................................................29

BANC ONE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                                                                              SEPTEMBER 30,   DECEMBER 31,
$(MILLIONS, EXCEPT SHARE AMOUNTS) (UNAUDITED)                                                     1997            1996
--------------------------------------------------------------------------------------------------------------------------
 ASSETS:
 Cash and due from banks ...............................................................         $6,474.6        $6,524.4
 Short-term investments ................................................................            673.0           680.7
 Loans held for sale ...................................................................            466.0         1,473.8
 Securities:
     Securities held to maturity .......................................................            723.1         4,397.9
     Securities available for sale .....................................................         14,704.2        14,733.8
                                                                                                 --------        --------
     Total securities (fair value approximates $15,441.4 and $19,163.2 at September 30,
          1997 and December 31, 1996, respectively) ....................................         15,427.3        19,131.7
 Loans and leases ......................................................................         82,741.0        79,389.7
 Allowance for credit losses ...........................................................         (1,343.6)       (1,197.7)
                                                                                                 --------        --------
         Net loans and leases ..........................................................         81,397.4        78,192.0
 Other assets:
     Bank premises and equipment, net ..................................................          1,832.0         1,799.2
     Interest earned, not collected ....................................................            902.5           782.1
     Excess of cost over net assets of affiliates purchased ............................            751.4           508.4
     Other .............................................................................          5,202.8         3,061.2
                                                                                                  -------         -------
         Total other assets ............................................................          8,688.7         6,150.9
                                                                                                  -------         -------
         Total assets ..................................................................       $113,127.0      $112,153.5
                                                                                               ==========      ==========

 LIABILITIES:
 Deposits:
     Noninterest-bearing ...............................................................        $17,287.1       $16,340.6
     Interest-bearing ..................................................................         58,495.1        57,882.4
                                                                                                 --------        --------
         Total deposits ................................................................         75,782.2        74,223.0
 Federal funds purchased and repurchase agreements .....................................          8,220.0        12,858.5
 Other short-term borrowings ...........................................................          4,437.3         5,466.9
 Long-term borrowings ..................................................................         11,370.9         6,827.8
 Accrued interest payable ..............................................................            503.2           468.6
 Other liabilities .....................................................................          2,723.9         2,440.7
                                                                                                  -------         -------
         Total liabilities .............................................................        103,037.5       102,285.5
                                                                                                ---------       ---------

 STOCKHOLDERS' EQUITY:
 Preferred stock:
     Series C convertible, 35,000,000 shares authorized, no par value, 3,470,155 and 4,140,314 shares issued and outstanding at September 30, 1997 and
         December 31, 1996, respectively ...............................................            173.5           207.0
     Preferred stock of pooled affiliate, 5,750,000 shares authorized, issued and
         outstanding at December 31, 1996 ..............................................             --               0.1
 Common stock, no par value, $5 stated value, 950,000,000 and 600,000,000 shares authorized at September 30, 1997 and December 31, 1996, respectively,
     585,520,503 and 576,517,822 shares issued at September 30, 1997 and
     December 31, 1996, respectively ...................................................          2,927.6         2,882.6
 Capital in excess of aggregate stated value of common stock ...........................          4,052.5         4,346.4
 Retained earnings .....................................................................          2,879.9         2,625.1
 Net unrealized holding gains on securities available for sale, net of tax .............             94.1            19.9
 Treasury stock (679,065 and 5,829,915 shares at September 30, 1997 and December 31,
      1996 respectively), at cost ......................................................            (38.1)         (213.1)
                                                                                                    -----          ------
         Total stockholders' equity ....................................................         10,089.5         9,868.0
                                                                                                 --------         -------
         Total liabilities and stockholders' equity ....................................       $113,127.0      $112,153.5
                                                                                               ==========      ==========

The accompanying notes are an integral part of the consolidated financial statements.

BANC ONE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME

                                                              FOR THE THREE MONTHS        FOR THE NINE MONTHS
                                                               ENDED SEPTEMBER 30,        ENDED SEPTEMBER 30,
                                                             --------------------------------------------------
$(MILLIONS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)             1997           1996          1997          1996
---------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
  Loans and leases ..................................        $2,120.5      $1,862.3      $6,075.2      $5,451.4
  Securities:
     Taxable ........................................           228.3         276.2         770.2         856.2
     Tax-exempt .....................................            19.9          23.1          62.3          72.3
  Loans held for sale ...............................             7.9           9.0         130.4          33.2
  Other .............................................            10.5           8.4          32.9          26.2
                                                                 ----           ---          ----          ----
     Total interest income ..........................         2,387.1       2,179.0       7,071.0       6,439.3
INTEREST EXPENSE:
  Deposits:
     Demand, savings and money market deposits ......           289.0         254.9         825.6         747.0
     Time deposits ..................................           359.0         368.2       1,081.0       1,078.7
  Borrowings ........................................           375.8         279.5       1,090.9         820.7
                                                                -----         -----       -------         -----
     Total interest expense .........................         1,023.8         902.6       2,997.5       2,646.4
                                                              -------         -----       -------       -------
Net interest income .................................         1,363.3       1,276.4       4,073.5       3,792.9
Provision for credit losses .........................           270.8         240.3         938.5         623.1
                                                              -------       -------       -------       -------
Net interest income after provision for credit losses         1,092.5       1,036.1       3,135.0       3,169.8
NONINTEREST INCOME:
  Investment management and advisory activities .....            82.8          71.8         233.2         202.1
  Service charges on deposit accounts ...............           177.3         165.8         518.1         483.8
  Loan processing and servicing income ..............           540.6         373.4       1,232.1       1,090.9
  Securities gains, net .............................            10.8           1.6          43.1           7.2
  Other .............................................           291.4         225.2         714.1         582.5
                                                                -----         -----         -----         -----
     Total noninterest income .......................         1,102.9         837.8       2,740.6       2,366.5
NONINTEREST EXPENSE:
  Salaries and related costs ........................           618.2         541.0       1,751.5       1,632.0
  Net occupancy expense, exclusive of depreciation ..            53.4          48.0         153.5         148.0
  Depreciation and amortization .....................           114.1         103.7         333.5         329.2
  Outside services and processing ...................           225.0         165.1         609.2         484.6
  Marketing and development .........................           244.6         101.4         574.9         296.5
  Communication and transportation ..................           109.6          96.4         308.7         278.1
  Restructuring charges .............................            --            --           337.3          --
  Other .............................................           170.4         201.4         499.9         518.6
                                                                -----         -----         -----         -----
     Total noninterest expense ......................         1,535.3       1,257.0       4,568.5       3,687.0
                                                              -------       -------       -------       -------
INCOME BEFORE INCOME TAXES ..........................           660.1         616.9       1,307.1       1,849.3
PROVISION FOR INCOME TAXES ..........................           226.9         204.1         476.2         618.5
                                                                -----         -----         -----         -----
NET INCOME ..........................................          $433.2        $412.8        $830.9      $1,230.8
                                                               ======        ======        ======      ========
NET INCOME PER COMMON SHARE..........................           $0.73         $0.69         $1.40         $2.04
                                                                =====         =====         =====         =====
Weighted average common shares outstanding ..........           592.3         592.8         585.7         596.2
                                                                =====         =====         =====         =====

The accompanying notes are an integral part of the consolidated financial statements.

BANC ONE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                                                                              NINE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                           -----------------------
$(MILLIONS) (UNAUDITED)                                                      1997           1996
--------------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income ........................................................          $830.9       $1,230.8
  Depreciation expense ............................................           240.4          220.6
  Amortization of other intangibles ...............................            93.1          108.6
  Other cash (used in) provided by operating activities ...........        (1,109.6)          79.3
                                                                           --------           ----
      Net cash provided by operating activities ...................            54.8        1,639.3
                                                                               ----        -------
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
  Purchases of securities available for sale ......................        (6,853.9)      (3,882.1)
  Purchases of securities held to maturity ........................          (502.5)      (1,198.7)
  Maturities of securities available for sale .....................         2,520.4        2,873.6
  Maturities of securities held to maturity .......................           644.6          815.7
  Sales of securities available for sale ..........................         8,322.7        2,781.8
  Net increase in loans, excluding sales and purchases ............       (11,074.2)     (10,395.5)
  Sales of loans ..................................................        10,582.2        5,414.9
  Purchases of loans and related premiums .........................          (801.0)        (209.3)
  Net decrease (increase) in short-term investments ...............           178.9         (230.1)
  Additions to bank premises and equipment ........................          (266.5)        (305.4)
  Sale of banks and branch offices ................................           (22.3)        (186.8)
  Net cash acquired in acquisitions ...............................           240.7          315.7
  All other investing activities, net .............................           132.1          (96.4)
                                                                              -----         ------
     Net cash provided by (used in) investing activities ..........         3,101.2       (4,302.6)
                                                                            -------       --------
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Net increase in demand deposit, money market and savings accounts         1,116.4          212.0
  Net decrease in time deposits ...................................        (1,856.6)        (331.1)
  Net (decrease) increase in short-term borrowings ................        (5,969.5)       3,764.7
  Issuance of long-term borrowings, net ...........................         5,445.4        1,472.4
  Repayment of long-term borrowings ...............................          (719.5)      (1,490.7)
  Cash dividends paid .............................................          (575.9)        (475.8)
  Purchase of treasury stock ......................................          (707.3)        (957.9)
  Other, net increase .............................................            61.2          159.2
                                                                               ----          -----
     Net cash (used in) provided by financing activities ..........        (3,205.8)       2,352.8
                                                                           --------        -------
  Decrease in cash and cash equivalents ...........................           (49.8)        (310.5)
  Cash and cash equivalents at January 1 ..........................         6,524.4        5,712.3
                                                                            -------        -------
  Cash and cash equivalents at September 30 .......................        $6,474.6       $5,401.8
                                                                           ========       ========

The accompanying notes are an integral part of the consolidated financial statements.

BANC ONE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                         NINE MONTHS ENDED
                                                                                                           SEPTEMBER 30,
                                                                                                     ------------------------
$(MILLIONS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)                                                       1997          1996
-----------------------------------------------------------------------------------------------------------------------------
BALANCE, BEGINNING OF PERIOD .................................................................        $9,868.0      $9,051.4
Net income ...................................................................................           830.9       1,230.8
Exercise of stock options, net of shares purchased ...........................................            (7.8)         (5.2)
Shares issued in acquisitions ................................................................           538.4         710.5
Sales of stock to employee benefit plans and other ...........................................            69.0         120.2
Cash dividends
    Common ($1.14 and $1.02 per share for the nine months ended September 30, 1997 and 1996,
     respectively) ...........................................................................          (545.7)       (441.9)
    Series C Preferred ($2.63 per share for the nine months ended September 30, 1997 and 1996,
     respectively) ...........................................................................            (9.6)        (12.7)
    Preferred stock of pooled affiliate ......................................................           (20.6)        (21.2)
Change in unrealized holding gains (losses) on securities available for sale, net of tax .....            74.2        (104.7)
Purchase of treasury stock ...................................................................          (707.3)       (957.9)
                                                                                                        ------        ------
BALANCE, END OF PERIOD .......................................................................       $10,089.5      $9,569.3
                                                                                                     =========      ========

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying consolidated financial statements are unaudited. However, in the opinion of management, they contain the adjustments, all of which are normal and recurring in nature, necessary to present fairly the consolidated financial position, results of operations and changes in cash flow. The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 1996, the Quarterly Reports on Form 10-Q for the quarters ended March 31, 1997 and June 30, 1997, and the restated historical consolidated financial statements contained in the Current Report on Form 8-K filed on August 29, 1997 (as amended by Form 8-K/A filed September 2, 1997) should be read in conjunction with these consolidated financial statements. The "Corporation" is defined as the Parent Company only. "BANC ONE" is defined as the Corporation and all significant majority-owned subsidiaries. Certain prior period amounts have been reclassified to be consistent with current presentation.

2. ACQUISITIONS

On June 27, 1997, the Corporation completed its acquisition of First USA, Inc. ("First USA") located in Dallas, Texas, resulting in the issuance of approximately 163 million shares of the Corporation's common stock valued at $7.9 billion for all the outstanding shares of First USA common stock, in a tax-free exchange. First USA was a financial services company specializing in the credit card business with $24.6 billion in managed credit card receivables and 17.8 million cardholders at June 27, 1997. First USA had total assets of $10.9 billion and stockholders' equity of $1.2 billion at June 27, 1997. The acquisition was accounted for as a pooling of interests and therefore, the consolidated financial statements for prior periods have been restated to include the results of operations, financial position and changes in cash flows of First USA. Revenue for First USA for the three and nine months ended September 30, 1996 was $441.7 million and $1.3 billion, respectively. Net income for First USA for the three and nine months ended September 30, 1996 was $56.8 million and $174.0 million, respectively. First USA had a June 30 fiscal year end and therefore, adjustments have been made to conform First USA's year end to BANC ONE's calendar year end. These adjustments did not have a material impact on the consolidated financial statements.

On June 1, 1997, in a tax-free exchange, the Corporation acquired all of the outstanding shares of Liberty Bancorp, Inc. ("Liberty"), a multi-bank holding company headquartered in Oklahoma City, Oklahoma, resulting in the issuance of
11.9 million shares of the Corporation's common stock valued at $483.2 million. The acquisition was accounted for as a purchase. Excess cost over net assets purchased of $266.7 million was recorded in the second quarter of 1997 and will be amortized over 25 years using the straight-line method. Liberty had total assets of approximately $2.9 billion at May 31, 1997, and 29 banking offices primarily in Oklahoma City and Tulsa. No effects of this acquisition are included in the financial statements prior to the date of purchase and the pro forma effect on prior periods results of operations was not material.

3. RESTRUCTURING CHARGES AND MERGER-RELATED COSTS

During the second quarter of 1997, in connection with the First USA merger and other strategic initiatives, BANC ONE identified one-time restructuring charges and merger-related costs of $467.4 million ($328.8 million after-tax), of which $337.3 million was recorded as a restructuring charge and $130.1 million was recorded as additional provision for credit losses.

The restructuring charge associated with the First USA merger totaled $240.9 million and consisted of: employee benefits, severance and stock option vesting costs; professional services costs; premiums to redeem preferred securities of a subsidiary trust; asset-related write-downs and other merger-related costs.

The remaining $96.4 million restructuring charge was related to costs associated with the strategic initiatives to streamline the retail branch delivery structure by consolidating approximately 200 banking centers over the next 18 months and the termination of the development of the Strategic Banking System, a retail banking system.

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

4. COMMON AND TREASURY STOCK ACTIVITY

Effective June 26, 1997, the Corporation's Articles of Incorporation were amended to increase the number of authorized shares of the Corporation's common stock from 600 million to 950 million. In May 1997, the Corporation's Board of Directors terminated the authorization to make further purchases of the Corporation's common stock pursuant to the January 1997 and April 1996 authorizations to purchase up to 12 million and 10 million shares, respectively. During second quarter 1997, 11.9 million shares of treasury stock were issued in connection with the acquisition of Liberty. In addition, 8.8 million shares of treasury stock were retired. During the quarter ended September 30, 1997, approximately 700 thousand shares of treasury stock were acquired as a result of employee stock option and stock award transactions.

5. CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

Supplemental disclosure for the consolidated condensed statement of cash flows are as follows: common stock issued and treasury stock reissued in purchase acquisitions was $538.4 million and $710.5 million for the nine months ended September 30, 1997 and 1996, respectively; and security trades not settled decreased $381.3 million and $373.2 million for the nine months ended September 30, 1997 and 1996, respectively. In connection with the First USA merger, $3.6 billion of mortgage-backed securities were reclassified from held to maturity to available for sale during the 1997 second quarter.

6. NEW ACCOUNTING PRONOUNCEMENTS

BANC ONE adopted Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," effective January 1, 1997. Under SFAS 125, all securitization of loans made after January 1, 1997, (including revolving sales in credit card securitizations) are based on the financial components approach. Under that approach, all financial and servicing assets BANC ONE controls and liabilities incurred are recognized and all financial assets are derecognized when control has been surrendered in a transfer of financial assets. Servicing assets and other retained interests in the transferred assets are measured by allocating the previous carrying amount between the assets sold and those retained based on the relative fair values at the date of transfer. Gains or losses result from the difference between the cost allocated to the assets sold and the proceeds from the assets sold. BANC ONE's primary retained asset relative to securitized loans is an "interest only" strip, representing the difference between the finance charges and certain fees on loans transferred less the coupon paid to securities holders, contractual servicing fees and charge-offs. Certain estimates are inherent in determining the fair value of the "interest only" strip, including interest rates, charge-offs, and receivable lives. These estimates and assumptions are subject to change in the future.

SFAS 128, "Earnings Per Share" was issued in February 1997 and is effective for financial statements issued for periods ending after December 15, 1997. The statement specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock. The impact of the statement on BANC ONE's earnings per share is not expected to be material.

In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income." This statement, which is effective for the year ended December 31, 1998, requires the reporting of comprehensive income and its components in an additional full set of general-purpose financial statements. BANC ONE is reviewing the components of comprehensive income as outlined by the statement and plans to disclose the information as required.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement provides guidance for the way public enterprises report information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports. It also requires certain related disclosures about products and services, geographic areas and major customers. The segment and other information disclosures are required for the year ended December 31, 1998.

7. SUBSEQUENT EVENTS

On October 20, 1997, the Corporation entered into an agreement providing for the acquisition of First Commerce Corporation, a multi-bank holding company headquartered in New Orleans with approximately $9.3 billion in assets. Terms of the agreement call for First Commerce Corporation shareholders to receive 1.28 shares of the Corporation's common stock for each share of First Commerce Corporation common stock. The value of the transaction is approximately $3 billion based on the Corporation's closing share price on October 17, 1997. The transaction, subject to regulatory and First Commerce Corporation shareholder approval, is expected to be completed at the end of the first quarter of 1998 and will be accounted for as a pooling of interests.

CONSOLIDATED QUARTERLY FINANCIAL DATA

                                                                                          QUARTERS
                                                          ---------------------------------------------------------------------
                                                                            1997                                 1996
                                                          ---------------------------------------      ------------------------
$(millions) (unaudited)                                    Third          Second         First          Fourth          Third
-------------------------------------------------------------------------------------------------      ------------------------
PERIOD END BALANCES
  Loans and leases (net of unearned income)               $82,741.0      $84,200.1      $79,051.0      $79,389.7      $76,584.3
  Managed loans and leases (2)                            112,980.3      109,822.0      104,844.5      103,434.5       99,264.0
  Earning assets                                           99,307.3      100,760.7      100,544.2      100,675.9       96,700.7
  Managed earning assets                                  129,080.6      125,989.7      123,968.7      123,246.9      118,908.7
  Allowance for loan and lease losses                       1,343.6        1,362.2        1,222.4        1,197.7        1,131.5
  Total assets                                            113,127.0      115,491.6      111,837.0      112,153.5      107,262.8
  Total deposits                                           75,782.2       76,963.9       73,942.8       74,223.0       73,170.0
  Long-term borrowings                                     11,370.9        9,972.2        7,571.0        6,827.8        5,080.2
  Total stockholders' equity                               10,089.5        9,849.5        9,634.3        9,868.0        9,569.3
CONDENSED INCOME STATEMENT
  Net interest income (1)                                   1,376.2        1,366.2        1,371.6        1,360.9        1,292.2
  Provision for credit losses                                 270.8          395.8          271.9          319.6          240.3
                                                              -----          -----          -----          -----          -----
  Net funds function (1)                                    1,105.4          970.4        1,099.7        1,041.3        1,051.9
  Noninterest income
     Investment management and advisory activities             82.8           76.2           74.2           77.1           71.8
     Service charges on deposit accounts                      177.3          174.8          166.0          170.3          165.8
     Loan processing and servicing income                     540.6          376.4          315.1          362.4          373.4
     Securities gains                                          10.8           17.1           15.2            9.5            1.6
     Other                                                    291.4          186.0          236.7          377.2          225.2
                                                              -----          -----          -----          -----          -----
       Total noninterest income                             1,102.9          830.5          807.2          996.5          837.8
  Noninterest expense
     Salaries and related costs                               618.2          565.6          567.7          572.6          541.0
     Other                                                    917.1        1,158.6          741.3          802.4          716.0
                                                              -----        -------          -----          -----          -----
       Total noninterest expense                            1,535.3        1,724.2        1,309.0        1,375.0        1,257.0
  Taxable equivalent adjustment                                12.9           13.8           13.8           15.2           15.8
                                                               ----           ----           ----           ----           ----
  Income before income taxes                                  660.1           62.9          584.1          647.6          616.9
  Provision for income taxes                                  226.9           47.1          202.2          205.5          204.1
                                                              -----           ----          -----          -----          -----
  Net income                                                  433.2           15.8          381.9          442.1          412.8
  Preferred dividends                                           3.0            3.2            3.4            3.6            4.2
                                                                ---            ---            ---            ---            ---
  Net income available to common stockholders                $430.2          $12.6         $378.5         $438.5         $408.6
                                                             ======          =====         ======         ======         ======

(1)   Fully taxable equivalent basis.
(2)   Includes loans held for sale.

                                                                                         QUARTERS
                                                             ----------------------------------------------------------------
                                                                            1997                               1996
                                                             ------------------------------------      ----------------------
$(MILLIONS, EXCEPT PER SHARE AMOUNTS)(UNAUDITED)              THIRD         SECOND         FIRST        FOURTH        THIRD
-------------------------------------------------------------------------------------------------      ----------------------
KEY RATIOS
  Return on average assets (1)                                  1.51%          .06%         1.40%         1.63%         1.58%
  Return on average common equity (1)                          17.66           .51         16.30         18.49         17.49
  Average common equity to assets                               8.52          8.73          8.50          8.72          8.92
  Tier I capital ratio                                          8.42          8.19          9.43          9.98          9.63
  Total risk adjusted capital ratio                            13.07         12.82         13.45         14.07         13.32
  Leverage ratio                                                7.61          7.61          8.27          8.88          8.52
MARGIN ANALYSIS (1) (2) (3)
  Net interest margin                                           5.37          5.41          5.53          5.52          5.43
  Provision for credit losses                                  (1.06)        (1.57)        (1.10)        (1.30)        (1.01)
                                                               -----         -----         -----         -----         -----
  Net funds function                                            4.31          3.84          4.43          4.22          4.42
CREDIT ANALYSIS
  Net charge-offs to average loans and leases (1) (6)           1.34          1.42          1.24          1.31          1.10
  Ending allowance to loans and leases                          1.62%         1.62%         1.55%         1.51%         1.48%
  Nonperforming assets: (5)
     Total                                                    $485.0        $450.1        $433.8        $435.4        $478.2
     Percent of total loans and leases (6)                       .58%          .53%          .53%          .54%          .62%
  Loans delinquent 90 days or more: (4)
     Total                                                    $640.8        $494.2        $516.3        $483.9        $404.6
     Percent of total loans and leases (6)                       .77%          .58%          .63%          .60%          .53%
  Allowance to nonperforming loans                            314.00%       343.64%       326.68%       313.17%       271.70%
PER SHARE DATA
  Net income                                                    $.73          $.02          $.65          $.74          $.69
  Cash dividends declared                                        .38           .38           .38           .34           .34
  Book value                                                   16.96         16.62         16.74         16.93         16.42
  Common stock price
     High                                                      57.31         50.13         49.25         47.88         41.38
     Low                                                       47.56         39.13         39.38         40.38         31.25
     Close                                                     56.00         48.44         39.75         43.00         41.00
  Preferred Series C stock price:
     High                                                     108.75         96.50         94.50         91.25         80.00
     Low                                                       91.50         75.75         76.50         77.75         60.75
     Close                                                   $106.75        $93.00        $77.88        $83.00        $79.13
SHARES TRADED
  Common                                                       102.8         125.6         133.4          54.3          60.7
  Preferred Series C                                              .6            .5            .6            .9           2.1

(1)       Ratios presented on an annualized basis.
(2)       Fully taxable equivalent basis.
(3)       As a percent of average earning assets.
(4)       Excludes nonperforming loans.
(5) Excludes certain smaller balance loans collectively evaluated for impairment.
(6)       Includes loans held for sale.

AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES (1)

                                                     THREE MONTHS ENDED                                THREE MONTHS ENDED
                                                     SEPTEMBER 30, 1997                                SEPTEMBER 30, 1996
                                           ---------------------------------------          ---------------------------------------
                                            AVERAGE        INCOME/          YIELD/           AVERAGE         INCOME/         YIELD/
$(MILLIONS) (UNAUDITED)                     BALANCES       EXPENSE           RATE            BALANCES        EXPENSE          RATE
----------------------------------------------------------------------------------          ---------------------------------------
ASSETS:
Short-term investments                         $757.5         $10.6          5.55%              $618.2          $8.5          5.47%
Loans held for sale                             419.8           7.9          7.47                457.2           9.0          7.83
SECURITIES: (3)
  Taxable                                    13,868.9         228.9          6.55             16,952.6         276.3          6.48
  Tax-exempt                                  1,436.5          28.8          7.95              1,651.2          34.2          8.24
                                              -------          ----                            -------          ----
    Total securities                         15,305.4         257.7          6.68             18,603.8         310.5          6.64
LOANS AND LEASES: (2)
   Commercial, financial and agricultural    21,704.1         458.2          8.38             19,293.7         403.9          8.33
     Real estate:
       Commercial                             5,914.1         134.6          9.03              6,238.5         140.7          8.97
       Construction                           4,037.3          98.9          9.72              3,321.3          80.7          9.67
       Residential                           16,044.5         383.9          9.49             11,609.9         269.0          9.22
     Consumer, net                           20,659.0         492.1          9.45             20,300.7         469.0          9.19
     Credit card                             14,281.7         508.1         14.11             12,131.7         463.4         15.20
     Leases, net                              2,540.7          48.1          7.51              2,142.0          40.1          7.45
                                              -------          ----                            -------          ----

Total loans and leases                       85,181.4       2,123.9          9.89             75,037.8       1,866.8          9.90
                                             --------       -------                           --------       -------

Total earning assets                        101,664.1       2,400.1          9.37             94,717.0       2,194.8          9.22
Allowance for credit losses                  (1,361.0)                                        (1,115.0)
Other assets                                 13,182.6                                         10,528.8
                                             --------                                         --------

TOTAL ASSETS                               $113,485.7                                       $104,130.8
                                           ==========                                       ==========

LIABILITIES:
DEPOSITS:
Noninterest-bearing demand                  $15,934.0                                        $13,991.8
Interest-bearing demand                       1,515.7           6.6          1.73              2,131.1           9.7          1.81
Savings and money market                     31,765.8         282.4          3.53             29,342.6         245.1          3.32
Time deposits:
  CDs less than $100,000                     18,006.7         246.9          5.44             18,597.5         258.6          5.53
  CDs $100,000 and over:
    Domestic                                  5,726.2          78.6          5.45              5,175.8          70.2          5.40
    Foreign                                   2,482.7          33.6          5.37              2,915.6          39.5          5.39
                                              -------          ----                            -------          ----

   Total deposits                            75,431.1         648.1          3.41             72,154.4         623.1          3.44

BORROWED FUNDS
  Short-term                                 15,105.0         211.5          5.56             14,963.0         197.5          5.25
  Long-term                                  10,156.1         164.3          6.42              4,933.8          82.0          6.61
                                             --------         -----                            -------          ----
   Total borrowed funds                      25,261.1         375.8          5.90             19,896.8         279.5          5.59
                                             --------         -----                           --------         -----
Total interest-bearing liabilities           84,758.2       1,023.9          4.79             78,059.4         902.6          4.60
Other liabilities                             2,951.0                                          2,548.7
                                              -------                                          -------
TOTAL LIABILITIES                           103,643.2                                         94,599.9
Preferred stock                                 176.2                                            240.5
Common stockholders' equity                   9,666.3                                          9,290.4
                                              -------                                          -------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                     $113,485.7                                       $104,130.8
                                           ==========                                       ==========

INTEREST RATE SPREAD                                                         4.58                                             4.62
NET INTEREST INCOME AND NET INTEREST                        1,376.2          5.37                            1,292.2          5.43
MARGIN
Provision for credit losses                                  (270.8)        (1.06)                            (240.3)        (1.01)
                                                             ------         -----                             ------         -----
NET FUNDS FUNCTION                                         $1,105.4          4.31%                          $1,051.9          4.42%
                                                           ========          ====                           ========          ====

(1)      Fully taxable equivalent basis.
(2) Nonaccrual loans are included in loan balances. Interest income includes related fee income.
(3) Average securities balances are based on amortized historical cost, excluding SFAS 115 adjustments to fair value which are included in other assets.

                  NINE MONTHS ENDED                                               NINE MONTHS ENDED
                  SEPTEMBER 30, 1997                                              SEPTEMBER 30, 1996
     ----------------------------------------------                -----------------------------------------------
      AVERAGE           INCOME/              YIELD/                 AVERAGE             INCOME/             YIELD/
      BALANCES          EXPENSE               RATE                  BALANCES            EXPENSE              RATE
     ----------------------------------------------                -----------------------------------------------

         $797.8           $33.0               5.53%                    $618.3             $26.3              5.68%
        1,382.4           130.4              12.61                      581.8              33.2              7.62

       15,737.9           770.9               6.55                   17,622.2             857.2              6.50
        1,491.7            91.0               8.16                    1,704.5             106.4              8.34
        -------            ----                                       -------             -----
       17,229.6           861.9               6.69                   19,326.7             963.6              6.66

       21,018.3         1,317.6               8.38                   19,182.0           1,187.1              8.27

        6,038.0           407.6               9.03                    6,108.9             410.0              8.97
        3,901.2           282.8               9.69                    3,112.6             229.2              9.84
       14,971.6         1,065.4               9.51                   11,306.8             782.3              9.24
       20,572.7         1,473.2               9.57                   20,167.7           1,425.0              9.44
       12,836.6         1,405.7              14.64                   12,071.6           1,321.2             14.62
        2,425.9           134.0               7.39                    1,964.0             109.4              7.44
        -------           -----                                       -------             -----

       81,764.3         6,086.3               9.95                   73,913.6           5,464.2              9.87
       --------         -------                                      --------           -------

      101,174.1         7,111.6               9.40                   94,440.4           6,487.3              9.18
       (1,259.8)                                                     (1,091.9)
       12,345.4                                                      10,512.5
       --------                                                      --------

     $112,259.7                                                    $103,861.0
     ==========                                                    ==========



      $15,293.1                                                     $14,069.2
        1,702.9            21.1               1.66                    2,494.2              34.1              1.83
       30,895.4           804.6               3.48                   28,866.3             712.9              3.30

       18,091.4           743.5               5.49                   19,142.2             795.7              5.55

        5,854.4           240.1               5.48                    5,389.1             194.5              4.82
        2,407.2            97.4               5.41                    2,209.9              88.5              5.35
        -------            ----                                       -------              ----

       74,244.4         1,906.7               3.43                   72,170.9           1,825.7              3.38


       16,715.5           676.5               5.41                   14,906.6             587.0              5.26
        8,653.8           414.4               6.40                    4,781.7             233.7              6.53
        -------           -----                                       -------             -----
       25,369.3         1,090.9               5.75                   19,688.3             820.7              5.57
       --------         -------                                      --------             -----
       84,320.6         2,997.6               4.75                   77,790.0           2,646.4              4.54
        2,823.1                                                       2,516.1
        -------                                                       -------
      102,436.8                                                      94,375.3
          188.6                                                         243.7
        9,634.3                                                       9,242.0
        -------                                                       -------

     $112,259.7                                                    $103,861.0
     ==========                                                    ==========
                                              4.65                                                           4.64
                        4,114.0               5.44                                      3,840.9              5.43

                         (938.5)             (1.24)                                      (623.1)             (.88)
                         ------              -----                                       ------              ----
                       $3,175.5               4.20%                                    $3,217.8              4.55%
                       ========               ====                                     ========              ====

MANAGEMENT'S DISCUSSION AND ANALYSIS

This discussion should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in this report and in the BANC ONE CORPORATION Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 Form 10-K"), the Quarterly Reports on Form 10-Q for the quarters ended March 31, 1997 and June 30, 1997, and the restated historical consolidated financial statements contained in the Current Report on Form 8-K filed on August 29, 1997 (as amended by Form 8-K/A filed September 2, 1997). For purposes of this report, the term "the Corporation" is defined as the Parent Company only and "BANC ONE" or the "Company" is defined as the Corporation and all significant majority-owned subsidiaries.

Management's discussion and analysis may contain forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. However, such performance involves risks and uncertainties, which may cause actual results to differ materially from those in such statements. For a discussion of certain factors that may cause such forward-looking statements to differ materially from actual results, see the 1996 Form 10-K.

ACQUISITIONS

On June 27, 1997, the Corporation completed its acquisition of First USA, located in Dallas, Texas. The acquisition was accounted for as a pooling of interests and, accordingly, the information included in this report presents the combined results of BANC ONE and First USA as if the two companies had operated as a combined entity for all periods presented.

On June 1, 1997, the Corporation completed its acquisition of Liberty Bancorp, Inc. (Liberty), a multi-bank holding company headquartered in Oklahoma City, Oklahoma. The transaction was accounted for using the purchase method of accounting. The resulting excess cost over net assets will be amortized over the next 25 years using the straight-line method.

RESTRUCTURING CHARGES AND MERGER-RELATED COSTS

In connection with the First USA merger and other strategic initiatives, BANC ONE identified in the second quarter of 1997 one-time restructuring charges and merger-related costs of $467.4 million ($328.8 million after-tax), of which $337.3 million was recorded as a restructuring charge and $130.1 million was recorded as an additional provision for credit losses.

"REPORTED" VS "MANAGED" ANALYSIS

For funding and risk management purposes, BANC ONE periodically securitizes loans and leases, primarily in support of credit card activities. When securitized, the loans are removed from the balance sheet with the related net revenue derived from these loans moving from net interest income and provision for credit losses to the noninterest income loan processing and servicing line item. This complicates the understanding of underlying trends in net interest income, net interest margin, noninterest income, as well as the underlying growth rates of reported loans and leases.

For a better understanding of underlying trends, it is helpful to review selected results on a "Managed" basis which adds data on securitized loans to "As Reported" data on loans and leases and loans held for sale. The following analysis of "As Reported" results of operations should be read in conjunction with the analysis of "Managed" performance beginning on page 24.

RESULTS OF OPERATIONS

OVERVIEW

Net income for the third quarter of 1997 was $433.2 million, or $.73 per common share, compared with $412.8 million, or $.69 per common share for the same quarter last year. The 5% increase in net income of $20.4 million reflects increases in net interest income of $86.9 million and noninterest income of $265.1 million, partially offset by an increase of $278.3 million in noninterest expense. For the nine-month periods ended September 30, 1997 and 1996, respectively, net income was $830.9 million or $1.40 per common share and $1.2 billion or $2.04 per common share. The 1997 year-to-date results include a one-time after-tax restructuring and merger-related charge of $328.8 million taken in the second quarter.

The annualized return on average common equity (ROE) increased to 17.66% for the third quarter of 1997, compared with 17.49% for the same quarter last year. For the nine months ended September 30, 1997 and 1996, ROE was 11.40% and 17.61%, respectively. The annualized return on average assets (ROA) was 1.51% and 1.58% for the three months ended September 30, 1997 and 1996, respectively. For the nine months ended September 30, 1997 and 1996, ROA was .99% and 1.58%, respectively. Excluding the 1997 second quarter restructuring and merger-related charges, ROE and ROA for the nine-months ended September 30, 1997 would have been 15.96% and 1.38%, respectively.


NET INTEREST INCOME/NET INTEREST MARGIN

Net interest income on a fully taxable equivalent (FTE) basis increased 7% in the third quarter of 1997 to $1.4 billion from $1.3 billion in the same quarter of 1996, due primarily to an increase of $6.9 billion or 7% in average earning assets. Average loans and leases increased $10.1 billion, or 14%, which was partially offset by a decrease of $3.3 billion in average securities.

Average commercial loans increased $2.4 billion, or 12%, from the third quarter of 1996 mainly due to the strong economic environment which has fueled commercial loan growth throughout the industry, as well as the positive impact of more focused sales efforts reflecting the shift to line of business management. Average residential real estate loans increased $4.4 billion, or 38%, primarily due to higher home equity loan volumes as a result of marketing efforts. Average credit card loans also increased $2.2 billion, or 18%, as a result of stepped-up business development activities.

The higher average loan and lease portfolio and generally higher yields, excluding credit card loans, increased interest income by $431.5 million. This increase was partially offset by a decline in the average yield on the credit card portfolio to 14.1% from 15.2%, which negatively impacted interest income, by $174.4 million. This decrease resulted from the securitization of high yield credit card loans, as well as growth in credit card balances at low introductory rates late in the 1997 second quarter and throughout the 1997 third quarter.

The $257.1 million increase in interest income on loans and leases was partially offset by a reduction in securities income of $52.8 million due to decreased securities volumes. The reduction in average securities reflects the planned objective of reducing lower margin securities to fund loan growth, while also increasing the overall yield on earning assets.

Funding for average earning asset growth came from increases in both average borrowings and deposits. Average long-term borrowings increased $5.2 billion, which accounted for $82.3 million of the $121.3 million increase in interest expense.

Reflecting these factors, the net interest margin was 5.37% and 5.43% for the three months ended September 30, 1997 and 1996, respectively. For the nine months ended September 30, 1997 and 1996, the net interest margin was 5.44% and 5.43%, respectively.

Net interest income on an FTE basis also increased 7% for the nine months ended September 30, 1997 compared with the nine months ended September 30, 1996, primarily due to the factors noted above.

For further information on the changes in average balances and the impact of rates and volume on net interest income, please see Table 1: Rate/Volume Analysis which follows.

TABLE 1:  RATE/VOLUME ANALYSIS (1) (2)

                                                  THREE MONTHS ENDED                           NINE MONTHS ENDED
                                       SEPTEMBER 30, 1997 VS SEPTEMBER 30, 1996    SEPTEMBER 30, 1997 VS SEPTEMBER 30, 1996
                                       ----------------------------------------    ----------------------------------------
                                       CHANGE    CHANGE                            CHANGE       CHANGE
                                         IN        IN                                IN           IN
                                       AVERAGE   INCOME/     RATE      VOLUME      AVERAGE      INCOME/      RATE     VOLUME
$(MILLIONS) (UNAUDITED)                BALANCE   EXPENSE    EFFECT     EFFECT      BALANCE      EXPENSE     EFFECT    EFFECT
-------------------------------------------------------------------------------    -----------------------------------------
EARNING ASSETS:
Short-term investments                  $139.3     $2.1       $0.1       $2.0        $179.5       $6.7      ($1.2)      $7.9
Loans held for sale                      (37.4)    (1.1)      (0.4)      (0.7)        800.6       97.2       31.3       65.9
SECURITIES: (4)
  Taxable                             (3,083.7)   (47.4)      18.2      (65.6)     (1,884.3)     (86.3)      10.9      (97.2)
  Tax-exempt                            (214.7)    (5.4)      (1.1)      (4.3)       (212.8)     (15.4)      (2.3)     (13.1)
                                        -------    -----      -----      -----       -------     ------      -----     ------
Total securities                      (3,298.4)   (52.8)      17.1      (69.9)     (2,097.1)    (101.7)       8.6     (110.3)
                                      ---------   ------      ----      ------     ---------    -------       ---     -------
LOANS AND LEASES: (3)
Commercial, financial and
 agricultural                          2,410.4     54.3        2.4       51.9       1,836.3      130.5       16.5      114.0
Real estate:
     Commercial                         (324.4)    (6.1)       5.7      (11.8)        (70.9)      (2.4)       3.8       (6.2)
     Construction                        716.0     18.2        0.4       17.8         788.6       53.6       (5.6)      59.2
     Residential                       4,434.6    114.9        7.7      107.2       3,664.8      283.1       20.9      262.2
Consumer, net                            358.3     23.1       14.2        8.9         405.0       48.2       20.1       28.1
Credit card                            2,150.0     44.7     (174.4)     219.1         765.0       84.5        1.9       82.6
Leases, net                              398.7      8.0        0.3        7.7         461.9       24.6       (1.4)      26.0
                                         -----      ---        ---        ---         -----       ----       -----      ----

Total loans and leases                10,143.6    257.1     (143.7)     400.8       7,850.7      622.1       56.2      565.9
                                      --------    -----     -------     -----       -------      -----       ----      -----

Total earning assets                   6,947.1    205.3     (126.9)     332.2       6,773.7      624.3       94.9      529.4


INTEREST-BEARING LIABILITIES:
DEPOSITS:
Interest-bearing demand                 (615.4)    (3.1)      (0.4)      (2.7)       (791.3)     (13.0)      (2.9)     (10.1)
Savings and money market               2,423.2     37.3       15.9       21.4       2,029.1       91.7       40.4       51.3
Time deposits:
     CDs less than $100,000             (590.8)   (11.7)      (4.0)      (7.7)     (1,050.8)     (52.2)      (8.3)     (43.9)
     CDs $100,000 and over:
       Domestic                          550.4      8.4        0.7        7.7         465.3       45.6       28.0       17.6
       Foreign                          (432.9)    (5.9)      (0.1)      (5.8)        197.3        8.9        1.0        7.9
                                        -------    -----      -----      -----        -----        ---        ---        ---

Total interest-bearing deposits        1,334.5     25.0       12.1       12.9         849.6       81.0       58.2       22.8
                                       -------     ----       ----       ----         -----       ----       ----       ----

BORROWED FUNDS
  Short-term                             142.0     14.0       12.0        2.0       1,808.9       89.5       17.1       72.4
  Long-term                            5,222.3     82.3      (16.4)      98.7       3,872.1      180.7       (7.6)     188.3
                                       -------     ----      ------      ----       -------      -----       -----     -----
Total borrowed funds                   5,364.3     96.3       (4.4)     100.7       5,681.0      270.2        9.5      260.7
                                       -------     ----       -----     -----       -------      -----        ---      -----
Total interest-bearing liabilities    $6,698.8    121.3        7.7      113.6      $6,530.6      351.2       67.7      283.5
                                      --------    -----        ---      -----      --------      -----       ----      -----
NET INTEREST INCOME (3)                           $84.0    ($134.6)    $218.6                   $273.1      $27.2     $245.9
                                                  =====    ========    ======                   ======      =====     ======

(1) Fully taxable equivalent basis.
(2) The change not solely due to volume or rate has been prorated into rate and volume components.
(3) Nonaccrual loans are included in loan balances. Interest income includes related fee income.
(4) Average securities balances are based on amortized cost, excluding SFAS 115 adjustments to fair value which are included in other assets.

NONINTEREST INCOME

TABLE 2:  NONINTEREST INCOME

                                                  THREE MONTHS ENDED                               NINE MONTHS ENDED
                                        -----------------------------------------     -------------------------------------------
                                        SEPTEMBER 30,   SEPTEMBER 30,   INCREASE      SEPTEMBER 30,    SEPTEMBER 30,    INCREASE
$(MILLIONS)                                 1997            1996       (DECREASE)         1997             1996        (DECREASE)
---------------------------------------------------------------------------------------------------------------------------------
Investment management and advisory
   activities                                $82.8          $71.8         $11.0           $233.2           $202.1         $31.1
Service charges on deposit accounts          177.3          165.8          11.5            518.1            483.8          34.3
Loan processing and servicing income:
   Mortgage banking                           18.0           20.5          (2.5)            57.7             66.4          (8.7)
   Credit card and merchant
     processing fees                          44.7           72.5         (27.8)           127.2            206.7         (79.5)
   Credit card servicing income              468.0          273.0         195.0          1,024.3            799.2         225.1
   Other servicing income                      9.9            7.4           2.5             22.9             18.6           4.3
                                               ---            ---           ---             ----             ----           ---
Total loan processing and servicing
   income                                    540.6          373.4         167.2          1,232.1          1,090.9         141.2
Securities gains                              10.8            1.6           9.2             43.1              7.2          35.9
Other                                        291.4          225.2          66.2            714.1            582.5         131.6
                                             -----          -----          ----            -----            -----         -----
TOTAL NONINTEREST INCOME                  $1,102.9         $837.8        $265.1         $2,740.6         $2,366.5        $374.1
                                          ========         ======        ======         ========         ========        ======

Income from investment management and advisory activities increased 15% for both the three and nine months ended September 30, 1997, respectively, compared with the same 1996 periods. The increase was primarily due to growth of 30% in investment assets managed for customers, to $51.6 billion at September 30, 1997 from $39.6 billion a year ago.

Income from service charges on deposit accounts increased 7% in both the three and nine months ended September 30, 1997 from the same periods in 1996, due primarily to rising account volumes, overdraft fees, and analysis charges on commercial customer accounts.

Credit card and merchant processing fees declined for both the three and nine months ended September 30, 1997 due to the sale by First USA in December 1996 of a significant portion of its investment in a merchant processing subsidiary. As a result of the sale, net income from this subsidiary is now recorded using the equity method of accounting and is classified as other income. This change resulted in a decrease in fee income of $27.7 million and $73.2 million for the three and nine months ended September 30, 1997, respectively.

Credit card servicing income increased $195.0 million and $225.1 million for the quarter and year-to-date periods ending September 30, 1997, respectively, compared with the same 1996 periods. Both of these increases in 1997 reflected growth in average securitized loans of 19% compared with the same periods last year, as well as SFAS 125 gains. This high level of securitizations during the 1997 third quarter does not represent a change in securitization philosophy but rather an acceleration of issuance from the 1997 fourth quarter into the third quarter to take advantage of narrow funding spreads in the asset-backed securities markets.

Higher securities gains for both the quarter and year-to-date periods ending September 30, 1997 were due primarily to increased sales of lower-margin government and mortgage-backed securities. Gains on sales of government and mortgage-backed securities were $11.1 million and $2.2 million for the quarters ended September 30, 1997 and 1996, respectively. For the nine-month periods ended September 30, 1997 and 1996, these gains totaled $39.5 million and $4.2 million, respectively.

Other noninterest income increased $66.2 million and $131.6 million for the three and nine months ended September 30, 1997, respectively, compared with the same 1996 periods, primarily as a result of higher venture capital gains, which increased $31.2 million and $74.8 million for the three and nine months ended September 30, 1997, respectively, from the same periods in 1996. Favorable market conditions and sales volumes of mutual funds and annuities also contributed $8.0 million and $11.7 million to the increase for the three and nine months ended September 30, 1997, respectively, compared with the same 1996 periods. Other categories posting increases over 1996 third quarter levels included insurance ($7.2 million), investment banking fees ($4.9 million), and securities brokerage fees ($2.7 million), which were partially offset by declines in mortgage banking income ($2.5 million).

NONINTEREST EXPENSE

TABLE 3:  NONINTEREST EXPENSE

                                                   THREE MONTHS ENDED                               NINE MONTHS ENDED
                                       -------------------------------------------     ----------------------------------------
                                       SEPTEMBER 30,  SEPTEMBER 30,      INCREASE      SEPTEMBER 30,  SEPTEMBER 30,    INCREASE
$(MILLIONS)                                1997           1996          (DECREASE)         1997           1996        (DECREASE)
-------------------------------------------------------------------------------------------------------------------------------
Salaries and related costs                  $618.2         $541.0          $77.2         $1,751.5       $1,632.0       $119.5
Net occupancy expense, exclusive of
    depreciation                              53.4           48.0            5.4            153.5          148.0          5.5
Equipment expense                             36.3           31.9            4.4             95.3           92.9          2.4
Taxes other than income and payroll           24.9           19.7            5.2             73.4           69.5          3.9
Depreciation and amortization                114.1          103.7           10.4            333.5          329.2          4.3
Outside services and processing              225.0          165.1           59.9            609.2          484.6        124.6
Marketing and development                    244.6          101.4          143.2            574.9          296.5        278.4
Communication and transportation             109.6           96.4           13.2            308.7          278.1         30.6
Restructuring                                  0.0            0.0            0.0            337.3            0.0        337.3
Other                                        109.2          149.8          (40.6)           331.2          356.2        (25.0)
                                             -----          -----          ------           -----          -----        ------
Total noninterest expense                 $1,535.3       $1,257.0         $278.3         $4,568.5       $3,687.0       $881.5
                                          ========       ========         ======         ========       ========       ======

Total noninterest expense increased $278.3 million and $881.5 million for the three and nine months ended September 30, 1997, respectively, compared with the same 1996 periods. The year-to-date increase reflects a one-time $337.3 million restructuring and merger-related charge in second quarter 1997. For the third quarter of 1997, increases in noninterest expense were partially offset by lower Project One implementation costs which decreased $8.8 million to $29.5 million from $38.3 million in the same quarter last year.

Salaries and related expenses increased 14% and 7% for the three and nine months ended September 30, 1997, respectively, compared with the same 1996 periods. The increase was due to a number of factors including business growth throughout the company as reflected in an increase in full-time equivalent staff as well as commissions related to business development activities including the 1997 third quarter's strong venture capital results.

Outside services and processing costs increased $59.9 million and $124.6 million for the quarter and year-to-date periods ended September 30, 1997, respectively. The higher costs were primarily the result of increased data processing costs in support of the business development discussed above, credit investigation fees, and increased contract labor. Other increases included consulting fees resulting from deposit system implementation activities.

Marketing and development costs increased $143.2 million and $278.4 million for the three and nine months ended September 30, 1997, respectively, compared with the same 1996 periods. These increases were primarily due to continued, stepped-up marketing activities primarily associated with credit card business development activities which resulted in a record 2.3 million new accounts opened during the third quarter of 1997 and 5.7 million new accounts year-to-date.

Other noninterest expense decreased predominantly due to a one-time 1996 SAIF special assessment on deposits which totaled $32.3 million for the quarter ended September 30, 1996.

Included in noninterest expense categories are charges related to the Corporation's activities to prepare its systems for the Year 2000. Such activities and related charges incurred in connection with the Year 2000 project are expected to continue through the next several periods. During the current quarter, these costs were not material. In addition, a substantial portion of these costs are not incremental costs, but instead represent a reallocation of internal resources.

INCOME TAXES

The provision for income taxes was 36.4% of pretax income for the nine months ended September 30, 1997 compared with 33.4% for the same period in 1996. The increase in the effective tax rate was primarily the result of an income tax provision charge related to certain nondeductible one-time restructuring charges and merger-related costs, which were expensed in second quarter 1997.

BALANCE SHEET ANALYSIS

Securities

Total securities at September 30, 1997 were $15.4 billion, a decrease of $3.7 billion from December 31, 1996. This decrease primarily reflected the sale of $8.3 billion of lower margin securities available for sale partially offset by purchases of $6.3 billion of securities with longer durations. The held to maturity portfolio decreased $3.7 billion primarily due to a reclassification in connection with the First USA merger of $3.6 billion of mortgage-backed securities from held to maturity to available for sale.

TABLE 4:  SECURITIES

                                                       SEPTEMBER 30, 1997                       DECEMBER 31, 1996
                                                   ---------------------------             --------------------------
                                                   AMORTIZED         ESTIMATED             AMORTIZED        ESTIMATED
$(MILLIONS)                                          COST           FAIR VALUE               COST           FAIR VALUE
----------------------------------------------------------------------------------------------------------------------
SECURITIES HELD TO MATURITY:
  United States treasury and agencies                 $152.8            $153.5                $133.5           $135.1
  Mortgage and asset-backed securities                  49.1              41.2               3,555.2          3,556.5
  Tax exempt                                           497.8             519.1                 685.4            714.1
  Other                                                 23.4              23.4                  23.8             23.7
                                                        ----              ----                  ----             ----
Total securities held to maturity                     $723.1            $737.2              $4,397.9         $4,429.4
                                                      ======            ======              ========         ========

SECURITIES AVAILABLE FOR SALE:
  United States treasury and agencies               $4,317.3          $4,333.1              $4,334.7         $4,312.8
  Mortgage and asset-backed securities:
         Government                                  6,482.8           6,557.5               6,729.9          6,791.4
         Other                                       1,825.5           1,812.1               2,074.4          2,056.3
  Tax exempt                                           910.4             920.8                 973.5            980.5
  Other                                              1,077.7           1,080.7                 591.3            592.8
                                                     -------           -------                 -----            -----
Total securities available for sale                $14,613.7         $14,704.2             $14,703.8        $14,733.8
                                                   =========         =========             =========        =========

Loans and Leases

At September 30, 1997, total loans and leases were $82.7 billion, a $3.4 billion increase from December 31, 1996. Including loans held for sale, total loans and leases increased $2.3 billion, or 4%, on an annualized basis from December 31, 1996 levels. A summary of the components of loans and leases at September 30, 1997 and December 31, 1996 is as follows:

TABLE 5:  LOANS AND LEASES

                                                      SEPTEMBER 30,                   DECEMBER 31,
$(MILLIONS)                                               1997                            1996
--------------------------------------------------------------------------------------------------
Commercial, financial and agricultural                  $21,894.9                      $20,232.2
Real estate:
  Commercial                                              5,779.6                        6,429.4
  Construction                                            4,110.2                        3,602.0
  Residential                                            16,335.3                       13,917.0
Consumer, net                                            20,604.7                       19,459.1
Credit card                                              11,448.7                       13,423.5
Leases, net                                               2,567.6                        2,326.5
                                                          -------                        -------
Total loans and leases, net                             $82,741.0                      $79,389.7
                                                        =========                      =========

Other Assets

During the 1997 third quarter, BANC ONE contracted with an independent third party to originate some credit card accounts. BANC ONE has no equity interest in this entity. As a result of this agreement, and reflecting the benefit of increased specialization and economies of scale, both an increase in the number of accounts originated and a decrease in the origination costs is anticipated, with desired credit quality standards being retained. During the 1997 third quarter, purchase of accounts from this vehicle totaled $52 million.

Deposits

TABLE 6:  DEPOSITS

                                                      SEPTEMBER 30,                   DECEMBER 31,
(MILLIONS)                                                1997                            1996
--------------------------------------------------------------------------------------------------
Demand deposits:
  Noninterest-bearing                                   $17,287.1                      $16,340.6
  Interest-bearing                                        1,712.0                        2,243.2
Money market and savings                                 31,620.1                       29,434.6
Time deposits:
  CDs less than $100,000                                 17,750.6                       18,245.2
  CDs $100,000 and over:
      Domestic                                            5,552.0                        5,169.7
      Foreign                                             1,860.4                        2,789.7
                                                          -------                        -------
Total deposits                                          $75,782.2                      $74,223.0
                                                        =========                      =========

Borrowings

Long-term borrowings increased $4.5 billion from December 31, 1996 to $11.4 billion at September 30, 1997. During the first quarter of 1997 the Corporation established a medium-term note facility and issued $750 million of medium-term notes due between 2000 and 2002. In April 1997, the Corporation issued $500 million of subordinated debentures due 2027 and $400 million of subordinated notes due 2007. During the third quarter of 1997, the Corporation issued $1.2 billion of medium-term notes due between 1999 and 2002. In addition, fixed and variable rate bank notes of $1.6 billion were issued during the 1997 third quarter.

As of October 30, 1997, the Corporation had the authority to issue approximately $4.0 billion of debt securities, warrants and preferred and common stock under its existing shelf registration statement.

Capital

Total equity to total assets at September 30, 1997 increased slightly to 8.92% from 8.80% at December 31, 1996. The tangible common equity to net assets ratio was 7.92% and 7.98% at September 30, 1997 and December 31, 1996, respectively. BANC ONE's objective is to maintain, at a minimum, a capital position that meets the federal regulators' "well capitalized" classification. Regulatory defined Tier 1 and total risk-adjusted capital ratios were 8.50% and 13.75%, respectively, at September 30, 1997, both significantly above regulatory capital requirements of 4% and 8%, respectively. All the Corporation's banks meet the regulatory definition of well-capitalized banks.

Common shares outstanding increased from 570.7 million shares at December 31, 1996 to 584.8 million shares at September 30, 1997 primarily due to the issuance of stock related to acquisitions as well as the exercise of stock options partially offset by the retirement of treasury shares.

CREDIT QUALITY

The process for monitoring loan quality includes detailed, monthly analysis of delinquencies, nonperforming assets and potential problem loans. Management extensively monitors credit through appraisals, assessment of the financial condition of borrowers and avoidance of loan concentrations. In addition to these factors, historically-based migration methodologies used to predict future losses are used to analyze the appropriate level of allowance for credit losses for the loan and lease portfolio. Further, each portfolio is reviewed to determine if additional subjective reserves are necessary. This subjective review is systematic for each portfolio, with consideration given to the current trends in the portfolio, projection of future results, changes in underwriting of the product, and results of recent loan review or internal audit examinations. Management believes that its methodology of determining the allowance for credit losses and projection of future economic and business trends is reflected in the current level of the overall allowance.

Annualized total net charge-offs for the third quarter of 1997 decreased to 1.34% of average loans from 1.42% in the second quarter of 1997, due primarily to lower credit card charge-offs. Net charge-offs for credit cards declined to 5.70% at September 30, 1997 from 6.36% at June 30, 1997.

Loans delinquent 90 days or more as a percentage of ending loans and leases were
 .77% and .58% at September 30 and June 30, 1997, respectively. Commercial loans accounted for most of this increase and reflected a number of credits in the process of being renewed where interest was current. Credit card loans delinquent 90 days or more increased to 2.27% at September 30, 1997 from 2.05% at June 30, 1997.

Table 7 summarizes information regarding net charge-off and loans delinquent 90 days or more. Delinquency and net charge-off trends over time are a reflection of a number of factors including credit quality of the loan portfolio, general economic conditions and the successful results of portfolio management techniques including collection strategies.

TABLE 7:  NET CHARGE-OFFS AND DELINQUENCIES

                                                                                                   LOANS DELINQUENT
                                            NET CHARGE-OFFS(1)(4)                               90 DAYS OR MORE (2) (4)
                                --------------------------------------------         --------------------------------------------
                                             THREE MONTHS ENDED
                                --------------------------------------------
$(MILLIONS)                     SEPTEMBER 30, 1997        SEPTEMBER 30, 1996         SEPTEMBER 30, 1997        DECEMBER 31, 1996
---------------------------------------------------------------------------------------------------------------------------------
Wholesale (3)                      $5.4       .07%         ($0.6)     (.01)%          $177.8       .56%        $55.6         .18%
Real estate, residential           10.1       .24            4.7       .15              80.1       .48          34.8         .24
Consumer, net                      67.7      1.30           62.4      1.22             113.4       .55          95.2         .49
Credit card                       205.2      5.70          142.4      4.67             260.3      2.27         296.6        2.06
Leases, net                         1.0       .16             .6       .11               9.2       .36           1.7         .07
                                    ---                       --                         ---                     ---
Total loans and leases           $289.4      1.34%        $209.5      1.10%           $640.8       .77%       $483.9         .60%
                                 ======                   ======                      ======                  ======

(1) Ratios are presented on an annualized basis as a percent of average balances.
(2) Ratios presented exclude nonperforming loans and are expressed as a percent of ending balances.
(3) Wholesale loans include commercial, financial, agricultural, commercial real estate and construction real estate loans.
(4)  Includes loans held for sale.

Allowance for Credit Losses

Table 8 summarizes activity in the allowance for credit losses:

TABLE 8:  ALLOWANCE FOR CREDIT LOSSES

                                                                      NINE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                 --------------------------
$(MILLIONS)                                                        1997              1996
-------------------------------------------------------------------------------------------
BALANCE, BEGINNING OF PERIOD                                     $1,197.7          $1,008.0
Allowance associated with acquisitions and other                     37.9              60.1
Provision for credit losses                                         938.5             623.1
Total charge-offs                                                (1,061.2)           (742.1)
Recoveries                                                          230.7             182.4
                                                                    -----             -----
Net charge-offs                                                    (830.5)           (559.7)
                                                                   ------            ------
BALANCE, END OF PERIOD                                           $1,343.6          $1,131.5
                                                                 ========          ========

The allowance for credit losses at September 30, 1997 totaled $1.3 billion and represented 1.62% of ending loans and leases, compared with 1.51% at December 31, 1996. As previously discussed, a $130.1 million additional provision for credit losses was taken during the 1997 second quarter as a result of the reclassification of credit card loans and to align the credit card charge-off policy of BANC ONE and First USA. The allowance for credit losses expressed as a percentage of nonperforming loans is another measure of the adequacy of the allowance for credit losses. The September 30, 1997 allowance for credit losses represented 314% of nonperforming loans, up from 313% at December 31, 1996. It is management's view that the allowance for credit losses at September 30, 1997 was adequate and consistent with the composition of the portfolio and credit quality trends.

PERFORMANCE ANALYSIS - MANAGED PORTFOLIO

For funding and risk management purposes, BANC ONE periodically securitizes loans and leases, primarily in support of credit card activities. When securitized, the loans are removed from the balance sheet with the related net revenue derived from these loans moving from net interest income and provision for credit losses to the noninterest income loan processing and servicing category. This complicates the understanding of underlying trends in net interest income, net interest margins, and noninterest income. As a result, it is helpful to analyze financial performance on a "Managed" portfolio basis, in addition to analyzing information "As Reported."

Table 9 depicts key financial data on a "Managed" basis, reflecting the impact of securitizing credit card loans for the three months ended September 30, 1997 and September 30, 1996. Although other loan portfolios are securitized, the vast majority of BANC ONE's securitizations are credit card securitizations. "As Reported" information is derived from consolidated financial statements which have been prepared in conformity with generally accepted accounting principles and includes loans held for sale. "Managed" information includes loans sold in credit card securitization transactions and the on-balance sheet portfolio, including loans held for sale. Except where noted, the "Managed" information gives effect to the credit card securitizations and shows the impact on certain consolidated statement of income line items.

In Table 9, the increase in net interest income on a "Managed" basis reflects the impact on the net interest margin had the credit card loans not been securitized. The change represents the interest income on securitized loans less the coupon rate on the securitizations. The increase in the provision for credit losses represents the net charge-offs on securitized loans. The decrease in "Managed" loan processing and servicing income reflects these reclassifications of net interest income and charge-offs, with the remaining amount relating primarily to fee-based interchange income and the SFAS 125 gains recognized on securitized loans. The slight increase in non-interest expense relates to fraud losses on securitized loans which were netted in loan processing and servicing income on the "As Reported" basis.

TABLE 9:  KEY STATISTICS

                                                                          THREE MONTHS ENDED SEPTEMBER 30,
                                                         ----------------------------------------------------------------
                                                                    1997                                 1996
                                                         ----------------------------------------------------------------
$(MILLIONS)                                              AS REPORTED        MANAGED         AS REPORTED          MANAGED
-------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT STATISTICS:
  Net interest income - fully taxable equivalent           $1,376.2         $2,020.2          $1,292.2          $1,778.3
  Provision for credit losses                                 270.8            613.8             240.3             516.3
  Noninterest income:
   Loan processing and servicing income                       540.6            241.9             373.4             166.8
   Other                                                      562.3            562.3             464.4             464.4
                                                              -----            -----             -----             -----
     Total noninterest income                               1,102.9            804.2             837.8             631.2
  Noninterest expense                                       1,535.3          1,537.6           1,257.0           1,260.5
  Taxable equivalent adjustment                                12.9             12.9              15.8              15.8
                                                               ----             ----              ----              ----
  Income before tax                                          $660.1           $660.1            $616.9            $616.9
                                                             ======           ======            ======            ======

BALANCE SHEET AND OTHER STATISTICS: (1)
  Total average loans (2)                                 $85,601.2       $111,347.0         $75,495.0         $97,405.4
  Total average earning assets                           $101,664.1       $127,409.9         $94,717.0        $116,627.4
  Earning asset yield                                          9.37%           10.73%             9.22%            10.33%
  Cost of interest-bearing liabilities                         4.79%            5.04%             4.60%             4.90%
  Net interest margin                                          5.37%            6.35%             5.43%             6.13%
  Net funds function                                           4.31%            4.43%             4.42%             4.35%

CREDIT CARD STATISTICS:
  Average credit card loans                               $14,281.7        $37,603.6         $12,131.7         $31,687.8
  End of period credit card loans                         $11,448.7        $38,915.9         $12,624.4         $32,590.7
  Credit card delinquencies over 30 days as a
   percentage of ending credit card balances                   5.41%            4.85%             4.33%             4.84%
  Net credit card charge-offs as a percentage of
   average credit card balances                                5.70%            5.78%             4.67%             5.25%

(1) Total average loans and other statistical ratios include the impact of all loan securitizations.
(2)  Includes loans held for sale.

The managed net interest margin in the third quarter of 1997 increased to 6.35% from 6.13% in the third quarter of 1996. Also the managed net funds function improved to 4.43% from 4.35% in the 1996 third quarter. These improvements reflected the positive impact of the generation and repricing of higher-margin managed credit card and consumer loans, as well as a declining level of lower-margin investment securities.

The average managed loan portfolio increased 14% to $111.3 billion for the quarter ended September 30, 1997 from $97.4 billion for the same quarter last year. This increase is primarily related to the 19% growth in average credit card loans and the 15% growth in average other consumer loans primarily due to growth in targeted portfolios such as home equity loans, secured consumer finance loans, and auto leases.

On a managed portfolio basis, credit card charge-offs increased to 5.78% for the quarter ended September 30, 1997, up from 5.25% for the same quarter last year, but down from 6.22% in the second quarter of 1997. Also on a managed portfolio basis, credit card loans delinquent 90 days or more as a percentage of ending loans and leases were 2.02%, 2.11% and 1.98% for the quarters ended September 30 and June 30, 1997, and September 30, 1996, respectively.

The generation of new credit card business during 1997 third quarter remained very strong reflecting a decision to continue stepped-up marketing and business development activities begun in the second quarter. First USA continued to refine and strengthen its strategic emphasis on segmentation. In the partnership area, a number of premier names were signed including Arizona State University, Yale University, University of Florida, University of Kentucky, AAU, Holiday Inn, and New York Life. This activity contributed to a record 2.3 million new credit card accounts opened during the quarter, of which 2.0 million represented VISA/MasterCard accounts, exceeding the previous record of
2.2 million new accounts set last quarter, of which 1.9 million were VISA/MasterCard relationships. At the end of the 1997 third quarter cardmembers totaled 40.4 million, up 2.6 million from the end of the 1997 second quarter.

INTEREST RATE RISK MANAGEMENT

BANC ONE employs two methodologies to measure interest rate risk sensitivity:
(1) the Earnings at Risk (EAR) method is used to measure the change in forecasted after tax net income; and (2) the Value at Risk (VAR) method is used to measure the change in market value of equity (defined as the present value of all future expected cash flows of currently held assets, liabilities and off-balance sheet items). BANC ONE applies various rate and yield curve scenarios (including historical market volatility) to both measurements to estimate the interest rate sensitivity.

As of September 30, 1997, based on an immediate and parallel 100 basis point shock in rates, forecasted earnings for the next 12 months are modeled to decrease 0.7% in the up rate scenario while earnings are modeled to increase 1.3% in the down rate scenario. Given the same assumption of an immediate and parallel 100 basis point shock in rates, the market value of equity would decline 0.9% in the up rate scenario while market value would increase 0.1% in the down rate scenario.

In addition, forecasted earnings impact is also modeled assuming a gradual 100 basis point change in interest rates over the coming 12-month period (25 basis points each quarter). On this basis, at September 30, 1997, earnings over the next 12-month period were estimated to decrease 1.0% if rates rose and increase 0.6% if rates declined.

TRADING RISK

Trading risk is measured according to the maximum adverse change in value of all trading positions within a 10 day period based on three standard deviations of historical market volatility. As of September 30, 1997, the Trading Value at Risk was $9.6 million.

LIQUIDITY RISK

Due to BANC ONE's capital, size and high credit quality ratings, the Corporation has access to substantial and diverse sources of liquidity. Core deposits, representing approximately 48% of total managed assets, remain the primary source of liquidity, and are generated by a geographically diverse retail network of affiliate banks in 12 states. Approximately 22% of funding is supported through a variety of wholesale markets. Additionally, 21% of funding is generated by asset securitizations, which is viewed as a growing source of reliable and efficient funding.

CREDIT RISK FOR CAPITAL MARKETS ACTIVITIES

There were no past due amounts or reserves for possible credit losses at September 30, 1997, related to off-balance sheet investment product transactions, nor were there any charge-offs during the three months ended September 30, 1997. Customer cap and swap agreements are created to accommodate the needs of commercial loan customers. BANC ONE enters into offsetting transactions with third parties and has prudent controls on transaction size, term and customer disclosure guidelines. Customer contracts outstanding, excluding offsetting transactions, had notional amounts of $2.2 billion at September 30, 1997.

Off-balance sheet investment products are used to manage interest rate risk and the impact on net interest income reflects the cost or benefit as a result of these products. The net impact of off-balance sheet investment products was an increase in net interest income of $13.3 million and $16.2 million for the three and nine months ended September 30, 1997 compared with a reduction of $8.7 million and $35.8 million for the three and nine months ended September 30, 1996. However, these amounts alone are not an indication of the effectiveness of such instruments, as the on-balance sheet instruments hedged move in the opposite direction. In addition, the cost or benefit from hedging transactions is significantly impacted by customer preferences, the historical interest rate environment in which the instruments were acquired and current market rates.

Table 10 presents the estimated maturities and weighted average fixed rates of off-balance sheet investment products by type. A key assumption in the maturity information below is that future variable rates move as indicated by the forward interest rate curve in existence at September 30, 1997. To the extent that interest rates move in a fashion other than indicated in the forward interest rate curve at September 30, 1997, the maturity information will change.

TABLE 10:  MATURITIES OF OFF-BALANCE SHEET INVESTMENT PRODUCTS

                                           MATURITIES OF OFF-BALANCE SHEET INVESTMENT
                                             PRODUCTS AT SEPTEMBER 30, 1997 (1) (2)                        ENDING BALANCE AT
                               -------------------------------------------------------------------   ----------------------------
                                                                                2002-                SEPTEMBER 30,   DECEMBER 31,
$(MILLIONS)                     1997      1998     1999      2000      2001     2006     2007+           1997           1996
---------------------------------------------------------------------------------------------------------------------------------
Receive fixed swaps:
  Notional value               $1,102    $2,323   $3,375    $1,960    $1,190   $2,579    $1,700         $14,229        $12,727
  Weighted-average receive
   rate                          5.66%     5.97%    6.47%     6.32%     6.10%    6.74%     7.18%           6.41%          5.90%
Receive fixed amortizing
 swaps:
  Notional value               $  315    $  426   $   76    $  150                                      $   967        $ 2,056
  Weighted-average receive
   rate                          4.92%     5.32%    7.26%     5.54%                                        5.38%          5.35%
Pay fixed swaps:
  Notional value               $  (50)  $(1,322) $(1,063)   $ (508)   $   (1)  $ (218)                  $(3,162)       $(2,108)
  Weighted-average pay rate     10.18%     6.13%    6.23%     6.54%     6.75%    6.49%                     6.32%          6.36%
Net receive fixed position     $1,367    $1,427   $2,388    $1,602    $1,189   $2,361    $1,700         $12,034        $12,675
Notional value of basis swaps   1,640       754      444                  50      120       101           3,109          4,729
Notional value of purchased
 caps                             440    $1,004   $    1    $    1         3        9                     1,458          1,973
Notional value-other (3)       $2,345                                   $310     $600                    $3,255         $2,056

(1) Maturities are based on estimated future interest rates from the forward interest curve at September 30, 1997.
(2) Variable receive and pay interest rates, which are based primarily on three month LIBOR or prime, are not included in the table.
(3) Other off-balance sheet investment products include forward-starting contracts, floors, options and futures. Customer transactions of $2.2 billion and $1.6 billion at September 30, 1997 and December 31, 1996, respectively, have been excluded.

TABLE 11:  NET UNREALIZED GAINS (LOSSES) ON OFF-BALANCE SHEET INVESTMENT
           PRODUCTS

                                                        NET UNREALIZED GAIN (LOSS)
                                                  -------------------------------------
                                                  SEPTEMBER 30             DECEMBER 31,
$(MILLIONS)                                           1997,                    1996
---------------------------------------------------------------------------------------
Receive fixed swaps                                   $122                     ($28)
Receive fixed amortizing swaps                          (1)                      (6)
Pay fixed swaps                                         (8)                     (13)
Purchased caps                                          (5)                      (8)
Basis swaps                                             (1)                      (6)
Other                                                    6                       10
                                                        --                       --
Total                                                 $113                     ($51)
                                                      ====                     =====

The 1996 Form 10-K provided certain fair value information based on interest rates at December 31, 1996. While the net unrealized value of the off-balance sheet investment product portfolio has increased, due to a decrease in long-term market interest rates, the fair value of fixed-rate liabilities has decreased.

BANC ONE CORPORATION AND SUBSIDIARIES
PART II
OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS
             Inapplicable.

ITEM 2.      CHANGE IN SECURITIES
             Inapplicable.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES
             Inapplicable.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
             Inapplicable.

ITEM 5.      OTHER INFORMATION
             Inapplicable

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

             a.  Exhibits.

                 Exhibit 11 Statement Regarding Computation of Earnings per Common Share

                 Exhibit 12 Statement Regarding Computation of Ratio of Earnings to Fixed Charges

                 Exhibit 27    Financial Data Schedules

             b.  Reports on Form 8-K

                 The following reports on Form 8-K were filed by BANC ONE during the quarter ended September 30, 1997:

                 Current Report on Form 8-K filed July 14, 1997, as amended by
                  Form 8-K/A filed August 13, 1997 (Items 2, 5 and 7).

                 Current Report on Form 8-K filed July 15, 1997 (Items 5 and 7).

                 Current Report on Form 8-K filed August 29, 1997, as amended by
                  Form 8-K/A filed September 2, 1997 (Items 5 and 7).

                 Current Report on Form 8-K filed September 25, 1997 (Items 5 and 7).

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

                                            BANC ONE CORPORATION


   November 11, 1997                        /s/  Bobby L. Doxey
-----------------------                     ---------------------------------
         Date                                    Bobby L. Doxey
                                                 Chief Accounting Officer