Form 10-K
period 1997-12-31
BANC ONE CORP /OH/
filed 1998-03-30
CIK 36090

================================================================================

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

      [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997

                                       OR

      [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-8552
                              BANC ONE CORPORATION
             (Exact name of registrant as specified in its charter)

                                      Ohio
             ------------------------------------------------------
                        (State or other jurisdiction of
                         incorporation or organization)

                                   31-0738296
             ------------------------------------------------------
                    (I.R.S. Employer Identification Number)

                     100 East Broad Street, Columbus, Ohio
             ------------------------------------------------------
                    (Address of principal executive offices)

                                     43271
             ------------------------------------------------------
                                   (Zip Code)

       Registrant's telephone number, including area code (614) 248-5944

          Securities registered pursuant to Section 12(b) of the Act:

                              TITLE OF EACH CLASS
                              -------------------
                                  Common Stock
                               without par value

                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
                   -----------------------------------------
                            New York Stock Exchange
                           Cincinnati Stock Exchange
                             Chicago Stock Exchange

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

Yes X   No__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of February 27, 1998 the aggregate market value of the voting stock held by non-affiliates of the Registrant calculated by reference to the quoted price of the Registrant's common stock as reported on the New York Stock Exchange on February 27, 1998 was $36,300,277,918. As of February 27, 1998 there were outstanding 642,482,795 shares of the Registrant's common stock, no par value, which stock is the only class of Registrant's common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's 1997 Annual Report to Shareholders are incorporated by reference into Parts I, II and IV. Portions of the Registrant's Proxy Statement relating to the Registrant's 1998 Annual Meeting of Shareholders are incorporated by reference into Part III.

================================================================================

                              BANC ONE CORPORATION
                          1997 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                                                        PAGE
                                                                                                        ----
                                                     PART I
Item 1     Business...............................................................................        1
Item 2     Properties.............................................................................        6
Item 3     Legal Proceedings......................................................................        6
Item 4     Submission of Matters to a Vote of Security Holders....................................        7
           Executive Officers of the Registrant...................................................        7

                                                    PART II
Item 5     Market for the Registrant's Common Stock and Related Stockholder Matters...............        8
Item 6     Selected Financial Data................................................................        8
Item 7     Management's Discussion and Analysis of Financial Condition and Results of
             Operations...........................................................................        8
Item 7A    Quantitative and Qualitative Disclosures About Market Risk.............................        8
Item 8     Financial Statements and Supplementary Data............................................        8
Item 9     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...        9

                                                    PART III
Item 10    Directors and Executive Officers of the Registrant.....................................       10
Item 11    Executive Compensation.................................................................       10
Item 12    Security Ownership of Certain Beneficial Owners and Management.........................       10
Item 13    Certain Relationships and Related Transactions.........................................       10

                                                    PART IV
Item 14    Exhibits, Financial Statement Schedules and Reports on Form 8-K -- Index to Financial
             Statements and Schedules.............................................................       11

                                     PART I

ITEM 1  BUSINESS

     BANC ONE CORPORATION ("BANC ONE") is a bank holding company which provides a full range of consumer and commercial banking and related financial services. At December 31, 1997, BANC ONE operated approximately 1,300 banking offices in Arizona, Colorado, Illinois, Indiana, Kentucky, Louisiana, Ohio, Oklahoma, Texas, Utah, West Virginia and Wisconsin. BANC ONE also owns nonbank subsidiaries that engage in credit card and merchant processing, consumer and education finance, mortgage banking, insurance, venture capital, investment and merchant banking, trust, brokerage, investment management, equipment leasing and data processing. BANC ONE is incorporated in Ohio and has functioned as a multi-bank holding company since 1968.

ACQUISITIONS

     Since its formation in 1968, BANC ONE has acquired over 100 banking institutions. In addition to the pending acquisition described below, BANC ONE continues to explore opportunities to acquire banks and nonbank companies permitted by the Bank Holding Company Act of 1956, as amended (the "BHCA"). Discussions are continually being carried on relating to such acquisitions. It is not presently known whether, or on what terms, such discussions will result in further acquisitions.

     For information regarding recent and pending acquisitions, see the following portion of the 1997 Annual Report to Shareholders which are expressly incorporated herein by reference:

     - "Note 2, Acquisitions" of the Notes to Consolidated Financial Statements on pages 62 and 63.

STRATEGIC INITIATIVES

     In 1995, BANC ONE launched a series of strategic initiatives (collectively referred to as "Project One") designed to enhance the effectiveness and efficiency of certain operations. Through Project One, BANC ONE has decreased the number of legal entities, combined operations and systems, and centralized many staff and line functions.

     As a result of Project One, BANC ONE has substantially reduced the number of its banking charters. As of September 1994, BANC ONE operated 88 separately chartered banks. By December 31, 1997, banking operations were consolidated under single charters in each of the states of Arizona, Colorado, Indiana, Kentucky, Louisiana, Ohio, Oklahoma, Texas, Utah, and Wisconsin, and under two charters in each of the states of Illinois and West Virginia.

     As part of management's strategy to streamline the retail center delivery structure there is an initiative to sell certain centers during 1998. During the first quarter of 1998, 37 branches were sold at an overall gain. Additional sales are anticipated to occur in future quarters.

LINES OF BUSINESS

     For information regarding BANC ONE's lines of business, see the following section of the 1997 Annual Report to Shareholders which is expressly incorporated herein by reference:

     - "Lines of Business" in Management's Discussion and Analysis on pages 25 and 26.

STATISTICAL INFORMATION BY BANK HOLDING COMPANIES

     The following information set forth in BANC ONE's 1997 Annual Report to Shareholders is expressly incorporated herein by reference:

     - "Five Year Summary -- Average Balances, Income and Expense, Yields and Rates" table on pages 30 and 31 for average balance sheet amounts, related taxable-equivalent interest earned or paid, related average yields earned and rates paid, and net interest margin.

     - "Rate Volume Analysis" table on page 32 for changes in the taxable-equivalent interest income and expense for each major category of interest-earning assets and interest-bearing liabilities.

     - "Note 4, Securities and Off-Balance Sheet Activities" of the Notes to Consolidated Financial Statements on page 64 for information on book values, market values, maturities and weighted average yields of securities by category.

     - "Note 5, Loans and Leases" of the Notes to Consolidated Financial Statements on pages 65 and 66 for the distribution of the loans of the Registrant, along with the "Loans and Leases" section of Management's Discussion and Analysis on pages 35 and 36.

     - The "Credit Quality" section of Management's Discussion and Analysis on pages 38 through 40 and "Note 1, Summary of Significant Accounting Policies -- Loans and Leases" of the Notes to Consolidated Financial Statements on page 58 for information on nonaccrual, past due and restructured loans and the Registrant's policy for placing loans on nonaccrual status.

     - "Note 6, Allowance for Credit Losses" of the Notes to Consolidated Financial Statements on page 66, along with the "Allowance for Credit Losses" section of Management's Discussion and Analysis on pages 40 through 42 for analysis of loss experience, the allocation of the reserve for credit losses, and factors used by management to determine the adequacy of the allowance.

     - "Deposit Analysis" section of Management's Discussion and Analysis on page 37 for the narrative comments on deposits.

     - The "Key Operating Ratios" section of the "Consolidated Quarterly Financial Data", on page 52.

     - "Note 8, Short-Term Borrowings" of the Notes to Consolidated Financial Statements on page 67.

COMPETITION

     Active competition exists in all principal areas in which BANC ONE and its subsidiaries are presently engaged, not only with respect to commercial banks, but also with savings and loan associations, credit unions, finance companies, mortgage companies, leasing companies, insurance companies, mutual funds and brokerage houses, together with other domestic and foreign financial and nonfinancial institutions.

EMPLOYEES

     As of December 31, 1997 BANC ONE and its consolidated subsidiaries had approximately 56,600 full-time equivalent employees.

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

     Various governmental requirements, including Sections 23A and 23B of the Federal Reserve Act, limit borrowings by BANC ONE and its nonbank subsidiaries from BANC ONE's affiliate banks, and also limit various other transactions between BANC ONE and its nonbank subsidiaries, on the one hand, and BANC ONE's affiliate banks, on the other. For example, Section 23A limits to no more than 10% of its total capital the aggregate outstanding amount of any bank's loans and other "covered transactions" with any particular nonbank affiliate; and limits to no more than 20% of its total capital the aggregate outstanding amount of any bank's covered transactions with all of its nonbank affiliates. Section 23A also generally requires that a bank's loans to its nonbank affiliates be secured, and Section 23B generally requires that a bank's transactions with its nonbank affiliates be on arm's-length terms.

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

     Capital Requirements. BANC ONE is subject to capital ratios, requirements and guidelines imposed by the Federal Reserve, which are substantially similar to the ratios, requirements and guidelines imposed by the Federal Reserve, the OCC and the FDIC on the banks within their respective jurisdictions. These capital requirements establish higher capital standards for banks and bank holding companies that assume greater credit risks. For this purpose, a depository institution's or holding company's assets and certain specified off-balance sheet commitments are assigned to four risk categories, each weighted differently based on the level of credit risk that is ascribed to such assets or commitments. A depository institution's or holding company's capital, in turn, is divided into two tiers: core ("Tier 1") capital, which includes common equity, noncumulative perpetual preferred stock and related surplus (excluding auction rate issues), and minority interests in equity accounts of consolidated subsidiaries, less goodwill, certain identifiable intangible assets and certain other assets; and supplementary ("Tier 2") capital, which includes, among other items, perpetual preferred stock not meeting the Tier 1 definition, mandatory convertible securities, subordinated debt and allowances for loan and lease losses, subject to certain limitations, less certain required deductions.

     BANC ONE, like other bank holding companies, currently is required to maintain Tier 1 and total capital (the sum of Tier 1 and Tier 2 capital) equal to at least 4% and 8% of its total risk-weighted assets, respectively. At December 31, 1997, BANC ONE met both requirements, with Tier 1 and total capital equal to 8.50% and 13.11% of its total risk-weighted assets, respectively.

     The Federal Reserve also requires bank holding companies to maintain a minimum "leverage ratio" (Tier 1 capital to adjusted total assets) of 3%, if the holding company has the highest regulatory rating and meets certain other requirements, or of 3% plus an additional cushion of at least 100 to 200 basis points if the holding company does not meet these requirements. At December 31, 1997, BANC ONE's leverage ratio was 7.91%.

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

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), among other things, identifies five capital categories for insured depository institutions (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) and requires the respective Federal regulatory agencies to implement systems for "prompt corrective action" for insured depository institutions that do not meet minimum capital requirements within such categories. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Failure to meet the capital guidelines could also subject a banking institution to capital-raising requirements. An "undercapitalized" bank must develop a capital restoration plan and its parent holding company must guarantee that bank's compliance with the plan. The liability of the parent holding company under any such guarantee is limited to the lesser of 5% of the bank's assets at the time it became "undercapitalized" or the amount needed to comply with the plan. Furthermore, in the event of the bankruptcy of the parent holding company, such guarantee would take priority over the parent's general unsecured creditors. In addition, FDICIA requires the various regulatory agencies to prescribe certain non-capital standards for safety and soundness relating generally to operations and management, asset quality and executive compensation and permits regulatory action against a financial institution that does not meet such standards.

     The Federal Reserve, the FDIC and the OCC have adopted rules to incorporate market and interest rate risk components into their risk-based capital standards.

     For further information on capital requirements, see Note 11, "Dividend and Capital Restrictions," of the Notes to Consolidated Financial Statements on pages 69 and 70 of the 1997 Annual Report to Shareholders which is expressly incorporated herein by reference.

     Dividend Restrictions. Various federal and state statutory provisions limit the amount of dividends BANC ONE's affiliate banks can pay to BANC ONE without regulatory approval. The approval of the appropriate bank regulator is required for any dividend by a national bank or by a state-chartered bank that is a member of the Federal Reserve System (a "state member bank") if the total of all dividends declared by the bank in any calendar year would exceed the total of its net profits, as defined by regulatory agencies, for such year combined with its retained net profits for the preceding two years. In addition, a national bank or a state member bank may not pay a dividend in an amount greater than its net profits then on hand. At December 31, 1997, $.6 billion of the total stockholders' equity of the affiliate banks was available for payment of dividends to BANC ONE without approval by the applicable regulatory authority.

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

     For further information on dividend restrictions, see Note 11, "Dividend and Capital Restrictions," of the Notes to Consolidated Financial Statements on pages 69 and 70 of the 1997 Annual Report to Shareholders which is expressly incorporated herein by reference.

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

     The Deposit Insurance Funds Act of 1996 ("DIFA") provides for assessments to be imposed on insured depository institutions with respect to deposits insured by the BIF and the SAIF (in addition to assessments currently imposed on depository institutions with respect to BIF- and SAIF-insured deposits) to pay for the cost of Financing Corporation ("FICO") funding. The FDIC established the FICO assessment rates effective January 1, 1997 at $0.013 per $100 annually for BIF-assessable deposits and $0.0648 per $100 annually for SAIF-assessable deposits. The FICO assessments do not vary depending upon a depository institution's capitalization or supervisory evaluations. BANC ONE's affiliate banks held approximately $6.6 billion of SAIF-assessable deposits as of January 1, 1998.

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

     Brokered Deposits. Under FDIC regulations, no FDIC-insured depository institution can accept brokered deposits unless it (a) is well capitalized, or
(b) is adequately capitalized and receives a waiver from the FDIC. In addition, these regulations prohibit any depository institution that is not well capitalized from (i) paying an interest rate on deposits in excess of 75 basis points over certain prevailing market rates or (ii) offering "pass through" deposit insurance on certain employee benefit plan accounts unless it provides certain notice to affected depositors.

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

FORWARD LOOKING STATEMENTS

     Certain statements contained in this Annual Report on Form 10-K which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the "Act"), including, without limitation, the statements specifically identified as forward-looking statements within this document. In addition, certain statements in future filings by BANC ONE with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of BANC ONE which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items, (ii) statements of plans and objectives of BANC ONE or its management or Board of Directors, including those relating to products or services, (iii) statements of future economic performance and (iv) statements of assumptions underlying such statements. Words such as "believes," "anticipates," "expects," "intends," "targeted" and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

     In particular, this Annual Report on Form 10-K contains forward-looking statements which include but are not limited to: the sale of retail centers in connection with BANC ONE's strategic initiative to streamline its retail center delivery structure; the adequacy of the allowance for credit losses; interest rate risk management; Year 2000 data systems compliance issues; and the effect of legal proceedings on BANC ONE's consolidated financial position, liquidity or results of operations.

     Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to: (i) the strength of the U.S. economy in general and the strength of the local economies in which operations are conducted; (ii) the effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (iii) inflation, interest rate, market and monetary fluctuations; (iv) the timely development of and acceptance of new products and services and perceived overall value of these products and services by users;
(v) changes in consumer spending, borrowing and saving habits; (vi) technological changes (including Year 2000 data systems compliance issues);
(vii) acquisitions and integration of acquired businesses; (viii) the ability to increase market share and control expenses; (ix) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which BANC ONE and its subsidiaries must comply;
(x) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as the Financial Accounting Standards Board; (xi) changes in BANC ONE's organization, compensation and benefit plans;
(xii) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; and (xiii) the success of BANC ONE at managing the risks involved in the foregoing.

     Such forward-looking statements speak only as of the date on which such statements are made, and BANC ONE undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events.

ITEM 2  PROPERTIES

     BANC ONE leases its principal offices in Columbus, Ohio under several long-term leases. In an initiative to reduce the amount of leased facilities used by BANC ONE, an 807,000 square foot facility ("Banc One Corporate Center") was built in Columbus, Ohio to house administrative offices. Employees began moving to this building during the fourth quarter of 1996. Banc One Corporate Center is located at 1111 Polaris Parkway, Columbus, Ohio 43240. BANC ONE's executive offices which are leased, are located at 100 East Broad Street, Columbus, Ohio 43271. As of December 31, 1997 BANC ONE's affiliate banks had approximately 1,300 banking offices located in Arizona, Colorado, Illinois, Indiana, Kentucky, Louisiana, Ohio, Oklahoma, Texas, Utah, West Virginia and Wisconsin. BANC ONE and its subsidiaries own or lease various office space, computer centers and warehouses. For additional information see the following portions of the 1997 Annual Report to Shareholders, which are expressly incorporated herein by reference:

     - "Note 7, Bank Premises, Equipment and Leases" of the Notes to Consolidated Financial Statements on page 67.

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

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 1997 no matters were submitted to a vote of security holders.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Executive officers as of January 1, 1998 are set forth below. Unless otherwise designated, they are officers of BANC ONE CORPORATION. Others hold the positions indicated in wholly owned subsidiaries. All of these executive officers, with the exception of Messrs. Atwater, Lehmann, Stevens, Vague and Winkler, have been employed by BANC ONE in various capacities during the past five years.

                                                                                          YEAR JOINED
            NAME              AGE                          TITLE                           BANC ONE
            ----              ---                          -----                          -----------
Peter W. Atwater              36    Treasurer                                                1997
Steven A. Bennett             45    Senior Vice President, General Counsel and Secretary     1989
William P. Boardman           56    Senior Executive Vice President                          1984
A. William Crowley            52    Chief Credit Officer                                     1991
Bobby L. Doxey                50    Senior Vice President                                    1992
Thomas E. Hoaglin             48    Chairman/CEO -- Banc One Services Corporation            1973
David J. Kundert              55    Chairman/CEO -- Bank One Investment Management
                                      Group; President/CEO -- Banc One Investment
                                      Advisors Corporation                                   1971
Richard J. Lehmann            53    President/COO                                            1993
William C. Leiter             58    Senior Vice President and Controller                     1981
Richard D. Lodge              50    Senior Vice President and Chief Investment Officer       1973
John B. McCoy                 54    Chairman/CEO                                             1967
Michael J. McMennamin         52    Executive Vice President and Chief Financial Officer     1990
Ronald G. Steinhart           57    Chairman/CEO -- Banc One Commercial Banking Group        1992
Kenneth T. Stevens            45    Chairman/CEO -- Banc One Retail Group                    1996
Richard W. Vague              41    Chairman/CEO -- First USA Bank                           1997
Donald A. Winkler             49    Chairman/CEO -- Finance One Group                        1993

     Mr. Atwater has served as Treasurer of BANC ONE since July 1997. From June 1996 until the acquisition of First USA, Inc. by BANC ONE in June 1997, Mr. Atwater served as Executive Vice President and Treasurer of First USA, Inc. From August 1983 through June 1996, Mr. Atwater was employed by J.P. Morgan and Co. in various capacities, most recently as Managing Director and head of the asset finance group.

     Mr. Stevens has served as Chairman and Chief Executive Officer of BANC ONE's Retail Group since May 1996. Prior to joining BANC ONE, Mr. Stevens served as President and Chief Operating Officer (1994 -- 1996) and Executive Vice President (1993 -- 1994) of Taco Bell Corp. Prior to that time, Mr. Stevens served as Senior Vice President and Treasurer (1992 -- 1993) and Senior Vice President, Strategic Planning, of Pepsico, Inc.

     Richard W. Vague has been Chairman of the Board and Chief Executive Officer of First USA Bank since October 1995 and was a Director from May 1985 through October 1995. Mr. Vague also served as President and Chief Executive Officer of First USA Bank from 1987 through October 1995. Mr. Vague was a co-founder of First USA, Inc. and served as President of First USA, Inc. from June 1990 to July 1997 and served as a Director of First USA, Inc. from August 1989 to July 1997.

     Mr. Winkler has served as Chairman and Chief Executive Officer of Finance One Corporation since April 1993. From January 1992 to April 1993, Mr. Winkler served as Senior Vice President and Business Manager (Banking) of Citicorp.

     Information regarding Mr. Lehmann's business experience during the past five years is set forth under the caption "Election of Directors" in the Proxy Statement relating to BANC ONE's 1998 Annual Meeting of Shareholders (the "Proxy Statement"), which information is expressly incorporated herein by reference.

                                    PART II

ITEM 5  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     As of February 27, 1998, there were 105,505 holders of record of BANC ONE common stock.

     See the following portions of the 1997 Annual Report to Shareholders which are expressly incorporated herein by reference:

     - Stock Listing:
        Common
        New York Stock Exchange: BancOne
        Ticker Symbol: ONE

     - "Consolidated Quarterly Financial Data" table on page 52 for the high and low sales prices and the amount of cash dividends declared on common stock for each quarterly period within the two most recent fiscal years.

     - Notes 10, 11, and 17 to the Consolidated Financial Statements on pages 69 and 70 and pages 77 through 79 for discussion regarding dividend restrictions.

ITEM 6  SELECTED FINANCIAL DATA

     See the following portions of the 1997 Annual Report to Shareholders which are expressly incorporated herein by reference:

     - "Five Year Performance Summary" on page 24 for net operating revenues, income from continuing operations, income from continuing operations per common share, total assets and total long term debt.

     - Note 2 to the Consolidated Financial Statements on pages 62 through 63.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     See the following portions of the 1997 Annual Report to Shareholders which are expressly incorporated herein by reference:

     - "Management's Discussion and Analysis" on pages 25 through 51.

     - "Consolidated Quarterly Financial Data" on page 52.

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See the following portions of the 1997 Annual Report to Shareholders which are expressly incorporated herein by reference:

     - "Risk Management" section of Management's Discussion and Analysis on pages 45 through 48.

ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the following portions of the 1997 Annual Report to Shareholders which are expressly incorporated herein by reference:

     - "Consolidated Quarterly Financial Data" on page 52.

     - "Consolidated Balance Sheet" on page 53.

     - "Consolidated Statement of Income" on page 54.

     - "Consolidated Statement of Changes in Stockholders' Equity" on page 55.

     - "Consolidated Statement of Cash Flows" on page 56.

     - "Notes to Consolidated Financial Statements" on pages 57 through 83.

     - "Report of Independent Accountants" on page 84.

     In February 1998, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. SFAS No. 132 supersedes the disclosure requirements in SFAS No. 87, "Employers' Accounting for Pensions," No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS No. 132 addresses disclosure only. As a result, SFAS No. 132 will have no impact on BANC ONE's consolidated financial position or results of operations.

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 is effective for fiscal years beginning after December 15, 1998. BANC ONE is in the process of estimating the impact of SOP 98-1 on its consolidated statement of position and results of operations.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Registrant has had no disagreement on accounting and financial disclosure matters and has not changed accountants during the two year period ending December 31, 1997.

                                    PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth under the captions "Election of Directors" and "Certain Reports" in the Proxy Statement is expressly incorporated herein by reference. Refer to Part I of the Form 10-K for information as to the executive officers of BANC ONE.

ITEM 11  EXECUTIVE COMPENSATION

     The information set forth under the captions "Directors Fees and Compensation" and "Executive Compensation" (excluding the information set forth under the caption "Executive Compensation -- Comparison of Five Year Cumulative Total Return") and "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement is expressly incorporated herein by reference.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning the beneficial ownership of BANC ONE Common Stock as of January 1, 1998 by (i) each person who is known by the Registrant to own beneficially more than 5% of BANC ONE Common Stock, (ii) all BANC ONE directors and executive officers (27 individuals) as a group as of January 1, 1998 and
(iii) by the executive officers of BANC ONE named in the Summary Compensation Table (except with respect to Messrs. John B. McCoy and Lehmann whose share ownership is reported in the information on nominees for election as directors under "Election of Directors" in the Proxy Statement) is set forth under the caption "Ownership of Shares" in the Proxy Statement, which information is expressly incorporated herein by reference. Information concerning the beneficial ownership of BANC ONE Common Stock as of January 1, 1998 by each current director and each nominee for director is set forth under the caption "Election of Directors" in the Proxy Statement, which information is expressly incorporated herein by reference.

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

(a)(1) FINANCIAL STATEMENTS

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                     BANC ONE CORPORATION AND SUBSIDIARIES

                                                                ANNUAL REPORT
                                                               TO SHAREHOLDERS
                                                                    PAGE
                                                              -----------------
Data incorporated by reference from the 1997 Annual Report
  to Shareholders:
  Additional financial information..........................      24 and 85
  Consolidated Balance Sheet, December 31, 1997 and 1996....         53
  Consolidated Statement of Income for the years ended
     December 31, 1997, 1996 and 1995.......................         54
  Consolidated Statement of Changes in Stockholders' Equity
     for the years ended December 31, 1997, 1996 and 1995...         55
  Consolidated Statement of Cash Flows for the years ended
     December 31, 1997, 1996 and 1995.......................         56
  Notes to Consolidated Financial Statements................        57-83
  Report of Independent Accountants.........................         84

(a)(2) FINANCIAL STATEMENT SCHEDULES

     No financial statement schedules are included because they are not required, not applicable, or the required information is contained elsewhere.

(a)(3) MANAGEMENT CONTRACTS OR COMPENSATORY PLAN ARRANGEMENTS

     See exhibits marked with an asterisk in Item 14(c) below.

(b) REPORTS ON FORM 8-K

     The following Current Reports on Form 8-K were filed by BANC ONE during the quarter ended December 31, 1997:

     Current Report on Form 8-K filed October 29, 1997 (Items 5 and 7).

(c) EXHIBITS

                               INDEX TO EXHIBITS

 EXHIBIT
 NUMBER
---------
 3.1       Amended Articles of Incorporation of BANC ONE CORPORATION.
           (8)
 3.2       Code of Regulations of BANC ONE CORPORATION. (1)
10.1       BANC ONE CORPORATION Amended 1994 Key Executive Management
           Incentive Compensation Plan. (4)
10.2(a)    BANC ONE CORPORATION 1994 Dividend Equivalent Unit Plan. (3)
10.2(b)    First Amendment to the BANC ONE CORPORATION 1994 Dividend
           Equivalent Unit Plan. (6)
10.3(a)    BANC ONE CORPORATION 1995 Dividend Equivalent Unit Plan. (3)
10.3(b)    First Amendment to the BANC ONE CORPORATION 1995 Dividend
           Equivalent Unit Plan. (6)
10.4       BANC ONE CORPORATION Management Performance Improvement
           Plan.
10.5       BANC ONE CORPORATION Compensation Deferral Plan. (6)
10.6       BANC ONE CORPORATION Executive Life Insurance Plan. (3)
10.7       BANC ONE CORPORATION Directors Deferred Compensation Plan.
10.8       Revised and Restated BANC ONE CORPORATION 1989 Stock
           Incentive Plan.
10.9(a)    BANC ONE Supplemental Executive Security Savings Plan. (2)
10.9(b)    First Amendment to the BANC ONE Supplemental Executive
           Security Savings Plan. (6)
10.10(a)   BANC ONE CORPORATION Supplemental Employees Retirement Plan.
           (6)
10.10(b)   First Amendment to the BANC ONE CORPORATION Supplemental
           Employees Retirement Plan.
10.11      The Valley National Bank of Arizona Supplemental Excess
           Benefit Retirement Plan. (2)
10.12      American Fletcher Corporation Deferred Compensation Plan.
           (2)
10.13      Valley National Corporation 401(+)(TM) Executive Deferred
           Compensation Plan. (2)
10.14      Revised and Restated BANC ONE CORPORATION 1995 Stock
           Incentive Plan.
10.15      Agreement dated October 2, 1995 between BANC ONE CORPORATION and Richard J. Lehmann. (5)
10.16      Description of BANC ONE CORPORATION 1997 "Special
           Recognition Awards" Program.
10.17      First USA Deferred Compensation Plan. (9)
10.18(a)   First USA Savings Restoration Plan. (10)
10.18(b)   Amendment No. 1 to the First USA Savings Restoration Plan.
           (10)
10.19      Management Security Plan of First USA Financial, Inc. and
           Subsidiary and Affiliated Companies. (11)
10.20      First USA Supplemental Executive Retirement Plan. (11)
10.21      First USA Retirement Savings Plan. (12)
10.22      First USA, Inc. Employee Stock Option Plan. (11)
10.23(a)   First USA, Inc. 1991 Stock Option Plan. (11)
10.23(b)   First Amendment to the First USA, Inc. 1991 Stock Option
           Plan. (13)
10.23(c)   Second Amendment to the First USA, Inc. 1991 Stock Option
           Plan. (13)
10.23(d)   Third Amendment to the First USA, Inc. 1991 Stock Option
           Plan. (14)
10.23(e)   Fourth Amendment to the First USA, Inc. 1991 Stock Option
           Plan. (15)
10.24      First USA, Inc. Management Investors Stock Option Plan. (11)
10.25      First USA, Inc. Management Investors Performance Stock
           Option Plan. (11)
10.26      First USA, Inc. 1995 Incentive Bonus Plan. (14)
11         Statement regarding computation of earnings per common
           share. (16)
12         Statement regarding computation of ratio of earnings to
           fixed charges.
13a        Portions of BANC ONE CORPORATION's Annual Report to
           Shareholders for the calendar year ended December 31, 1997.

 EXHIBIT
 NUMBER
---------
21         Subsidiaries of BANC ONE CORPORATION.
23         Consent of Coopers & Lybrand L.L.P.
27         Financial Data Schedules.

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

 (1) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.

 (2) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.

 (3) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

 (4) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

 (5) Incorporated by reference from the Registrant's Quarterly Report on Form 10-K for the year ended December 31, 1995.

 (6) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

 (7) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

 (8) Incorporated by reference from the Registrant's Current Report on Form 8-K filed July 14, 1997.

 (9) Incorporated by reference from the First USA, Inc. Registration Statement on Form S-8 (No. 333-07025).

(10) Incorporated by reference from the First USA, Inc. Annual Report on Form 10-K for the fiscal year ended June 30, 1994 (SEC File No. 1-11030).

(11) Incorporated by reference from the First USA, Inc. Registration Statement on Form S-1 (SEC File No. 33-45110).

(12) Incorporated by reference from the First USA, Inc. Registration Statement on Form S-8 (SEC File No. 333-11265).

(13) Incorporated by reference from the First USA, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1994 (SEC File No. 1-11030).

(14) Incorporated by reference from the First USA, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1995 (SEC File No. 1-11030).

(15) Incorporated by reference from the First USA, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996 (SEC File No. 1-11030).

(16) Incorporated by reference from the 1997 Annual Report to Shareholders, "Note 19, Supplemental Disclosures for Earnings per Share" of the Notes to the Consolidated Financial Statements.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BANC ONE CORPORATION
                                          (Registrant)

               By: /s/ JOHN B. MCCOY                                    March 30, 1998
  ----------------------------------------------                     -------------------
                   John B. McCoy                                             Date
       Chairman and Chief Executive Officer

           By: /s/ MICHAEL J. MCMENNAMIN                                March 30, 1998
  ----------------------------------------------                     -------------------
               Michael J. McMennamin                                         Date
   Executive Vice President and Chief Financial
                      Officer

             By: /s/ WILLIAM C. LEITER                                  March 30, 1998
  ----------------------------------------------                     -------------------
                 William C. Leiter                                           Date
       Senior Vice President and Controller

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             By: /s/ BENNETT DORRANCE                                   March 30, 1998
  ----------------------------------------------                     -------------------
            Bennett Dorrance, Director                                       Date

           By: /s/ CHARLES E. EXLEY, JR.                                March 30, 1998
  ----------------------------------------------                     -------------------
          Charles E. Exley, Jr., Director                                    Date

               By: /s/ E. GORDON GEE                                    March 30, 1998
  ----------------------------------------------                     -------------------
              E. Gordon Gee, Director                                        Date

               By: /s/ JOHN R. HALL                                     March 30, 1998
  ----------------------------------------------                     -------------------
              John R. Hall, Director                                         Date

           By: /s/ LABAN P. JACKSON, JR.                                March 30, 1998
  ----------------------------------------------                     -------------------
          Laban P. Jackson, Jr., Director                                    Date

              By: /s/ JOHN W. KESSLER                                   March 30, 1998
  ----------------------------------------------                     -------------------
             John W. Kessler, Director                                       Date

            By: /s/ RICHARD J. LEHMANN                                  March 30, 1998
  ----------------------------------------------                     -------------------
           Richard J. Lehmann, Director                                      Date

               By: /s/ JOHN B. MCCOY                                    March 30, 1998
  ----------------------------------------------                     -------------------
              John B. McCoy, Director                                        Date

               By: /s/ JOHN G. MCCOY                                    March 30, 1998
  ----------------------------------------------                     -------------------
              John G. McCoy, Director                                        Date

           By: /s/ THEKLA R. SHACKELFORD                                March 30, 1998
  ----------------------------------------------                     -------------------
          Thekla R. Shackelford, Director                                    Date

               By: /s/ ALEX SHUMATE                                     March 30, 1998
  ----------------------------------------------                     -------------------
              Alex Shumate, Director                                         Date

        By: /s/ FREDERICK P. STRATTON, JR.                              March 30, 1998
  ----------------------------------------------                     -------------------
       Frederick P. Stratton, Jr., Director                                  Date

             By: /s/ JOHN C. TOLLESON                                   March 30, 1998
  ----------------------------------------------                     -------------------
            John C. Tolleson, Director                                       Date

             By: /s/ ROBERT D. WALTER                                   March 30, 1998
  ----------------------------------------------                     -------------------
            Robert D. Walter, Director                                       Date