Form 10-Q
period 1998-03-31
BANC ONE CORP /OH/
filed 1998-05-15
CIK 36090

================================================================================

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For The Quarterly Period Ended March 31, 1998

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                         Commission File Number 1-8552

                              BANC ONE CORPORATION
-------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                        Ohio                                                     31-0738296
     ------------------------------------------                  ------------------------------------------
  (STATE OR OTHER JURISDICTION OF INCORPORATION OR                       (IRS EMPLOYER I.D. NUMBER)
                    ORGANIZATION)

                  100 East Broad Street, Columbus, Ohio 43271
                ------------------------------------------------
            (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)     (ZIP CODE)

                                 (614) 248-5944
                                ----------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes  X          No  __

The number of shares outstanding of the registrant's common stock, no par value, $5 stated value, was 655,840,399 at May 1, 1998.

================================================================================

                     BANC ONE CORPORATION AND SUBSIDIARIES

                                   FORM 10-Q

                               TABLE OF CONTENTS

              PART I -- FINANCIAL INFORMATION
ITEM  1. FINANCIAL STATEMENTS
            Consolidated Balance Sheet......................     3
            Consolidated Statement of Income................     4
            Consolidated Condensed Statement of Cash
            Flows...........................................     5
            Consolidated Statement of Changes in
            Stockholders' Equity............................     6
            Notes to the Consolidated Financial
            Statements......................................     7
            Consolidated Quarterly Financial Data...........    10
            Average Balances, Income and Expense, Yields and
            Rates...........................................    12

ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS
            Pending Acquisitions and Mergers................    13
            "Reported" vs "Managed" Analysis................    13
            Results of Operations...........................    14
               Overview.....................................    14
               Net Interest Income/Net Interest Margin......    14
               Noninterest Income...........................    16
               Noninterest Expense..........................    17
               Income Taxes.................................    17
            Line of Business Results........................    17
            Balance Sheet Analysis..........................    18
               Securities...................................    18
               Loans and Leases.............................    19
               Other Assets.................................    19
               Deposits.....................................    20
               Borrowings...................................    20
               Capital......................................    20
            Credit Quality..................................    20
               Allowance for Credit Losses..................    22
            Performance Analysis -- Managed Portfolio.......    22
            Risk Management.................................    25
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
  MARKET RISK...............................................    27

                PART II -- OTHER INFORMATION
Item 1.  Legal Proceedings..................................    28
Item 2.  Changes in Securities and Use of Proceeds..........    28
Item 3.  Defaults upon Senior Securities....................    28
Item 4.  Submission of Matters to a Vote of Security
         Holders............................................    28
Item 5.  Other Information..................................    28
Item 6.  Exhibits and Reports on Form 8-K...................    28

Signatures..................................................    30

BANC ONE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

                                                                MARCH 31,      DECEMBER 31,
$(MILLIONS, EXCEPT SHARE AMOUNTS) (UNAUDITED)                     1998             1997
-------------------------------------------------------------------------------------------
ASSETS:
Cash and due from banks.....................................   $  6,880.4       $  7,727.4
Short-term investments......................................      1,274.8            838.3
Loans held for sale.........................................      2,064.9          2,362.0
Securities:
  Securities held to maturity...............................        711.3            785.3
  Securities available for sale.............................     18,185.3         14,467.9
                                                               ----------       ----------
    Total securities (fair value approximates $18,907.8 and
     $15,268.0 at March 31, 1998, and December 31, 1997,
     respectively)..........................................     18,896.6         15,253.2
  Loans and leases (net of unearned income of $2,097.3 and
    $2,013.7 and allowance for credit losses of $1,304.3 and
    $1,325.9 at March 31, 1998, and December 31, 1997,
    respectively)...........................................     78,970.4         80,726.9
Other assets:
  Bank premises and equipment, net..........................      1,891.2          1,882.2
  Interest earned, not collected............................        865.1            821.3
  Other real estate owned...................................         74.4             66.6
  Excess of cost over net assets of affiliates purchased....        724.6            741.8
  Other.....................................................      4,678.5          5,481.6
                                                               ----------       ----------
      Total other assets....................................      8,233.8          8,993.5
                                                               ----------       ----------
      TOTAL ASSETS..........................................   $116,320.9       $115,901.3
                                                               ==========       ==========
LIABILITIES:
Deposits:
  Noninterest-bearing.......................................   $ 18,880.1       $ 18,444.2
  Interest-bearing..........................................     59,036.2         58,970.1
                                                               ----------       ----------
      Total deposits........................................     77,916.3         77,414.3
Federal funds purchased and repurchase agreements...........      9,265.1         10,708.2
Other short-term borrowings.................................      3,619.9          3,095.7
Long-term debt..............................................     11,591.2         11,066.4
Accrued interest payable....................................        467.7            489.7
Other liabilities...........................................      2,994.9          2,751.0
                                                               ----------       ----------
      TOTAL LIABILITIES.....................................    105,855.1        105,525.3
                                                               ----------       ----------
STOCKHOLDERS' EQUITY:
Series C convertible preferred stock, 35,000,000 shares
  authorized, no par value, 1,992,931 and 2,707,917 shares
  issued and outstanding at March 31, 1998, and December 31,
  1997, respectively........................................         99.6            135.4
Common stock, no par value, $5 stated value, 950,000,000
  shares authorized; 647,576,189 and 645,956,436 shares
  issued at March 31, 1998, and December 31, 1997,
  respectively..............................................      3,237.9          3,229.8
Capital in excess of aggregate stated value of common
  stock.....................................................      6,690.0          6,718.7
Retained earnings...........................................        509.5            239.8
Accumulated change related to other nonowner transactions...        123.9            121.0
Treasury stock (3,742,299 and 1,421,331 shares at March 31,
  1998, and December 31, 1997, respectively), at cost.......       (195.1)           (68.7)
                                                               ----------       ----------
      TOTAL STOCKHOLDERS' EQUITY............................     10,465.8         10,376.0
                                                               ----------       ----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY............   $116,320.9       $115,901.3
                                                               ==========       ==========

The accompanying notes are an integral part of the consolidated financial statements.

BANC ONE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

                                                                 FOR THE THREE MONTHS
                                                                   ENDED MARCH 31,
                                                              --------------------------
$(MILLIONS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)                1998           1997
----------------------------------------------------------------------------------------
INTEREST INCOME:
  Loans and leases..........................................   $1,944.5       $1,969.8
  Securities:
       Taxable..............................................      245.5          277.2
       Tax-exempt...........................................       17.2           21.7
  Loans held for sale.......................................       83.4           44.2
  Other.....................................................       10.4           11.2
                                                               --------       --------
       TOTAL INTEREST INCOME................................    2,301.0        2,324.1
INTEREST EXPENSE:
  Deposits:
       Demand, savings and money market deposits............      311.1          260.1
       Time deposits........................................      319.4          363.0
  Borrowings................................................      349.6          343.2
                                                               --------       --------
       TOTAL INTEREST EXPENSE...............................      980.1          966.3
                                                               --------       --------
       NET INTEREST INCOME..................................    1,320.9        1,357.8
  Provision for credit losses...............................      202.8          271.9
                                                               --------       --------
       Net interest income after provision for credit
        losses..............................................    1,118.1        1,085.9
NONINTEREST INCOME:
  Investment management and advisory activities.............       85.9           74.2
  Service charges on deposit accounts.......................      183.9          166.0
  Loan servicing income.....................................      524.6          315.1
  Securities gains, net.....................................       23.0           15.2
  Other.....................................................      319.7          236.7
                                                               --------       --------
       TOTAL NONINTEREST INCOME.............................    1,137.1          807.2
NONINTEREST EXPENSE:
  Salary and related costs..................................      634.2          567.7
  Net occupancy and equipment...............................       99.3           81.4
  Depreciation and amortization.............................      110.3          108.6
  Outside services and processing...........................      212.9          191.5
  Marketing and development.................................      178.7          130.0
  Communication and transportation..........................      112.6           94.4
  Other.....................................................      145.0          135.4
                                                               --------       --------
       TOTAL NONINTEREST EXPENSE............................    1,493.0        1,309.0
                                                               --------       --------
Income before income taxes..................................      762.2          584.1
Provision for income taxes..................................      244.6          202.2
                                                               --------       --------
NET INCOME..................................................   $  517.6       $  381.9
                                                               ========       ========
NET INCOME PER COMMON SHARE:
       NET INCOME PER COMMON SHARE, BASIC...................   $    .80       $    .60
                                                               ========       ========
       NET INCOME PER COMMON SHARE, DILUTED.................   $    .79       $    .58
                                                               ========       ========

The accompanying notes are an integral part of the consolidated financial statements.

BANC ONE CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              --------------------------
$(MILLIONS) (UNAUDITED)                                          1998           1997
----------------------------------------------------------------------------------------
CASH PROVIDED BY OPERATING ACTIVITIES:
  Net income................................................   $   517.6      $   381.9
  Depreciation expense......................................        85.7           78.7
  Amortization of other intangibles.........................        24.6           29.8
  Other cash provided by operating activities...............     1,246.5          522.6
                                                               ---------      ---------
       Net cash provided by operating activities............     1,874.4        1,013.0
                                                               ---------      ---------
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
  Securities available for sale activity:
       Purchases............................................    (3,653.2)      (1,676.9)
       Maturities...........................................       327.6          580.3
       Sales................................................     2,646.6        1,241.2
  Securities held to maturity activity:
       Purchases............................................                     (293.2)
       Maturities...........................................        75.7          278.5
  Loan activity:
       Net increase, excluding sales and purchases..........    (1,640.1)      (2,009.4)
       Sales................................................     2,109.2        1,104.3
       Purchases and related premiums.......................      (407.8)        (165.7)
  Net (increase) decrease in short-term investments.........      (436.5)          62.1
  Additions to bank premises and equipment..................      (109.2)         (94.6)
  Sale of banks and branch offices..........................      (616.8)         (22.2)
  Credit card securitization activity.......................    (1,200.2)        (890.2)
  All other investing activities, net.......................        16.0          157.8
                                                               ---------      ---------
       Net cash used in investing activities................    (2,888.7)      (1,728.0)
                                                               ---------      ---------
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Net increase in demand savings and money market
     deposits...............................................     2,320.1          295.2
  Net decrease in time deposits.............................    (1,091.3)        (549.9)
  Net decrease in short-term borrowings.....................      (918.9)        (330.7)
  Issuance of long-term borrowings, net.....................     1,031.6        1,329.2
  Repayment of long-term borrowings.........................      (743.5)        (586.9)
  Cash dividends paid.......................................      (246.2)        (173.1)
  Purchase of treasury stock................................      (146.3)        (356.7)
  All other financing activities, net.......................       (38.2)          (1.4)
                                                               ---------      ---------
       Net cash provided by (used in) financing
        activities..........................................       167.3         (374.3)
                                                               ---------      ---------
Decrease in cash and cash equivalents.......................      (847.0)      (1,089.3)
Cash and cash equivalents at January 1......................     7,727.4        6,524.4
                                                               ---------      ---------
Cash and cash equivalents at March 31.......................   $ 6,880.4      $ 5,435.1
                                                               =========      =========

The accompanying notes are an integral part of the consolidated financial statements.

BANC ONE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ----------------------
$(MILLIONS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)               1998         1997
------------------------------------------------------------------------------------
BALANCE, BEGINNING OF PERIOD................................  $10,376.0    $ 9,868.0
Net income..................................................      517.6        381.9
Changes related to other nonowner transactions:
  Change in unrealized holding gains (losses) on securities
     available for sale, net of tax.........................        2.9        (97.4)
                                                              ---------    ---------
       Total net income and changes related to other
        nonowner transactions...............................      520.5        284.5
                                                              ---------    ---------
Exercise of stock options, net of shares purchased..........      (44.3)        (0.3)
Shares issued in acquisitions...............................        1.4
Stock transactions related to employee benefit plans and
  other.....................................................        4.7         11.9
Cash dividends:
  Common ($.38 and $.345 per share for the three months
     ended March 31, 1998 and 1997, respectively)...........     (244.1)      (159.4)
  Series C Preferred ($.88 per share).......................       (2.1)        (3.4)
  Preferred stock of pooled affiliate.......................                   (10.3)
Purchase of treasury stock..................................     (146.3)      (356.7)
                                                              ---------    ---------
BALANCE, END OF PERIOD......................................  $10,465.8    $ 9,634.3
                                                              =========    =========

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION

     The accompanying consolidated financial statements are unaudited. However, in the opinion of management, they contain the adjustments, all of which are normal and recurring in nature, necessary to present fairly the consolidated financial position, results of operations and changes in cash flow. The consolidated financial statements and notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 1997, should be read in conjunction with these consolidated financial statements. The "Corporation" is defined as the parent company only. "BANC ONE" refers to the Corporation and all significant majority-owned subsidiaries. Certain prior period amounts have been reclassified to be consistent with current presentation.

     BANC ONE adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which modified the calculation of previously reported earnings per share and is effective for all financial statements issued for periods ending after December 15, 1997. In accordance with SFAS No. 128, all prior period amounts have been restated. Unless specified otherwise, all earnings per share amounts are presented under the new diluted basis in accordance with SFAS No. 128.

     All per share and average share information has been restated for the 10% common stock dividend payable February 26, 1998, to shareholders of record as of February 12, 1998.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.  PENDING ACQUISITION

     On October 20, 1997, the Corporation entered into an agreement providing for the acquisition of First Commerce Corporation ("First Commerce"), a multi-bank holding company headquartered in New Orleans, Louisiana, with approximately $9.4 billion in assets at March 31, 1998. Terms of the agreement call for First Commerce shareholders to receive 1.408 shares (adjusted for the Corporation's 10% common stock dividend) of the Corporation's common stock for each share of First Commerce common stock. The value of the transaction is approximately $3.5 billion based on the Corporation's closing share price on March 31, 1998. The transaction, subject to regulatory and First Commerce shareholder approval, is expected to be completed during the second quarter of 1998 and will be accounted for as a pooling of interests.

     Also see Note 8 for information regarding the pending merger between the Corporation and First Chicago NBD Corporation ("First Chicago").

3.  COMMON AND TREASURY STOCK ACTIVITY

     On January 20, 1998, the Corporation announced the election to redeem all of the shares of BANC ONE's Series C Convertible Preferred Stock ("preferred stock") on April 16, 1998, at the redemption price of $51.05 per share plus the amount of any dividends accrued and unpaid. On April 16, 1998, all of the shares of preferred stock had been redeemed or converted into common stock. At March 31, 1998, approximately 2 million shares of preferred stock remained which could be converted to 4.2 million shares of common stock. In addition, as a result of employee stock transactions, 2.5 million shares of treasury stock were acquired.

4.  CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

     Supplemental disclosures for the consolidated condensed statement of cash flows are as follows: common stock issued and treasury stock reissued in purchase acquisitions was $1.4 million for the three months ended March 31, 1998; and securities trades not settled increased $1.2 million and decreased $337.0 million for the three months ended March 31, 1998 and 1997, respectively.

     In addition, noncash investing activities included the following transfers of securitization-related assets: (1) an interest-only strip of $455.0 million was transferred from other assets to securities available for sale and

(2) retained interests in credit card securitizations of $1.1 billion were transferred from loans to securities available for sale.

5.  EARNINGS PER SHARE

                                                                 THREE MONTHS
                                                                     ENDED
                                                                   MARCH 31,
                                                               -----------------
           $(MILLIONS, EXCEPT PER SHARE AMOUNTS)                1998       1997
--------------------------------------------------------------------------------
BASIC:
  EARNINGS:
     Net income.............................................   $517.6     $381.9
     Deduct: Dividends on preferred shares..................     (2.1)      (6.3)
                                                               ------     ------
                                                               $515.5     $375.6
                                                               ======     ======
  SHARES:
     Weighted average common shares outstanding.............    643.1      622.6
                                                               ======     ======
NET INCOME PER COMMON SHARE, BASIC..........................   $  .80     $  .60
                                                               ======     ======
DILUTED:
  EARNINGS:
     Net income.............................................   $517.6     $381.9
                                                               ======     ======
  SHARES:
     Weighted average common shares outstanding.............    643.1      622.6
     Add: Dilutive effect of outstanding options............      7.0       12.2
     Add: Conversion of preferred stock.....................      5.4       20.8
                                                               ------     ------
     Weighted average common shares outstanding.............    655.5      655.6
                                                               ======     ======
NET INCOME PER COMMON SHARE, DILUTED........................   $  .79     $  .58
                                                               ======     ======

6.  COMPREHENSIVE INCOME

     BANC ONE adopted SFAS No. 130, "Reporting Comprehensive Income," effective January 1, 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, gains and losses) in a full set of general-purpose financial statements.

     The purpose of reporting comprehensive income is to report a measure of all changes in the equity of an enterprise that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. Accordingly, in addition to net income, BANC ONE has identified changes related to other nonowner transactions in the Consolidated Statement of Changes in Stockholders' Equity. For BANC ONE, changes in other nonowner transactions consist entirely of changes in unrealized holding gains and losses on securities available for sale.

                                              THREE MONTHS ENDED                      THREE MONTHS ENDED
                                                MARCH 31, 1998                          MARCH 31, 1997
                                      -----------------------------------     -----------------------------------
                                                      TAX                                     TAX
                                      BEFORE-TAX   (EXPENSE)    AFTER-TAX     BEFORE-TAX   (EXPENSE)    AFTER-TAX
            $(MILLIONS)                 AMOUNT     OR BENEFIT    AMOUNT         AMOUNT     OR BENEFIT    AMOUNT
-----------------------------------------------------------------------------------------------------------------
UNREALIZED GAINS ON SECURITIES:
  Unrealized holding gains arising
    during period..................     $ 36.6       $(11.8)     $ 24.8        $(133.9)      $46.4       $(87.5)
  Less: reclassification adjustment
    for gain realized in net
    income.........................      (32.3)        10.4       (21.9)         (15.1)        5.2         (9.9)
                                        ------       ------      ------        -------       -----       ------
Change related to other nonowner
  transactions.....................     $  4.3       $ (1.4)     $  2.9        $(149.0)      $51.6       $(97.4)
                                        ======       ======      ======        =======       =====       ======

7.  NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting operating segments and requires certain other disclosures about products and services, geographic areas and major customers. The disclosure requirements are effective for the year ended December 31, 1998. SFAS No. 131 requires selected information about operating segments in interim financial reports beginning in 1999. BANC ONE expects to report the following lines of business in its segment disclosures for the year ended December 31, 1998: the Banc One Commercial Banking Group, the Banc One Retail Banking Group, First USA, the Finance One Group and the Banc One Capital Holdings Group. These segments may change as a result of the merger with First Chicago.

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. BANC ONE adopted SOP 98-1 effective for the first quarter of 1998. In the first quarter 1998, $11.0 million of such software costs were capitalized. These costs will be amortized on a straight-line basis over the period of benefit and will be periodically reviewed for possible impairment.

8.  SUBSEQUENT EVENTS

     On April 10, 1998, the Corporation entered into an agreement to merge with First Chicago, a multi-bank holding company headquartered in Chicago with approximately $114.8 billion in assets at March 31, 1998. The new company will operate under the BANC ONE name. Terms of the agreement call for First Chicago shareholders to receive 1.62 shares of the new company in exchange for each share of First Chicago stock. BANC ONE shareholders will receive one share of the new company for each share of current BANC ONE stock. The value of the transaction is approximately $29.4 billion based on BANC ONE's closing share price on March 31, 1998. The transaction, subject to regulatory and shareholder approval, is expected to be completed during the fourth quarter of 1998, and will be accounted for as a pooling of interests. For further information, see BANC ONE's Current Report on Form 8-K dated April 10, 1998 (as amended by Form 8-K/A filed April 21, 1998), which is incorporated herein by reference.

     On April 1, 1998, the Corporation entered into a strategic alliance with National Australia Bank ("National"). Under the agreement, BANC ONE will sell a significant portion of its residential mortgage loan servicing to Homeside Lending, National's international mortgage subsidiary, over the next five years. BANC ONE will continue to originate, underwrite and close mortgage loans. The transaction, which is subject to regulatory approvals, is expected to close in second quarter 1998 and is anticipated to result in an overall gain.

CONSOLIDATED QUARTERLY FINANCIAL DATA (1)

                                                   1998                             1997
                                                ----------   --------------------------------------------------
$(MILLIONS, EXCEPT PER SHARE DATA) (UNAUDITED)    FIRST        FOURTH       THIRD         SECOND       FIRST
---------------------------------------------------------------------------------------------------------------
CONDENSED INCOME STATEMENT:
  Total interest income (2).................    $  2,313.0   $  2,325.3   $  2,400.1    $  2,373.6   $  2,337.9
  Total interest expense....................         980.1        993.3      1,023.9       1,007.4        966.3
                                                ----------   ----------   ----------    ----------   ----------
    Net interest income (2).................       1,332.9      1,332.0      1,376.2       1,366.2      1,371.6
  Provision for credit losses...............         202.8        272.6        270.8         395.8        271.9
  Noninterest income........................       1,137.1      1,095.3      1,102.9         830.5        807.2
  Noninterest expense.......................       1,493.0      1,480.3      1,535.3       1,724.2      1,309.0
  Taxable equivalent adjustment.............          12.0         13.2         12.9          13.8         13.8
                                                ----------   ----------   ----------    ----------   ----------
    Income before income taxes..............         762.2        661.2        660.1          62.9        584.1
  Income tax provision......................         244.6        186.4        226.9          47.1        202.2
                                                ----------   ----------   ----------    ----------   ----------
    Net income..............................    $    517.6   $    474.8   $    433.2    $     15.8   $    381.9
                                                ==========   ==========   ==========    ==========   ==========
  Net income available to common
    stockholders............................    $    515.5   $    472.4   $    430.2    $     12.6   $    378.5
                                                ==========   ==========   ==========    ==========   ==========
KEY AVERAGE BALANCES:
  Total securities (3)......................    $ 16,220.5   $ 14,295.3   $ 15,305.4    $ 17,603.2   $ 18,818.7
  Total loans and leases....................      81,348.1     83,193.8     85,181.4      80,528.1     79,521.1
  Total assets..............................     114,323.0    112,499.8    113,485.7     112,501.4    110,762.0
  Total deposits............................      76,327.0     75,405.0     75,431.1      73,939.7     73,339.3
  Total borrowed funds......................      24,293.0     23,731.3     25,261.1      25,819.6     25,024.6
  Common stockholders' equity...............    $ 10,076.1   $  9,901.0   $  9,666.3    $  9,818.1   $  9,415.8
MARGIN ANALYSIS (2)(4)(5):
  Net interest income.......................          5.36%        5.33%        5.37%         5.41%        5.53%
  Net funds function........................          4.55%        4.24%        4.31%         3.84%        4.43%
KEY OPERATING RATIOS:
  Return on average assets (5)..............          1.84%        1.67%        1.51%          .06%        1.40%
  Return on average common equity (5).......         20.75        18.93        17.66           .51        16.30
  Return on average total equity (5)........         20.57        18.76        17.46           .63        16.11
  Average common equity to average assets...          8.81         8.80         8.52          8.73         8.50
  Average total equity to average assets....          8.92         8.93         8.67          8.90         8.68
  Tier I capital ratio......................          8.74         8.50         8.42          8.19         9.43
  Total risk adjusted capital ratio.........         13.57        13.11        13.07         12.82        13.45
  Tier I leverage ratio.....................          8.26%        7.91%        7.61%         7.61%        8.27%

---------------

(1) All share and per share amounts have been restated to reflect common stock dividends, with the exception of book value.

(2) Fully taxable equivalent basis. The Federal statutory rate used was 35% for all periods presented.

(3) Average balances are based on amortized historical cost excluding SFAS No. 115 adjustments to fair value which are included in other assets.

(4) As a percent of average earning assets.

(5) Ratios presented on an annualized basis.

(6) Excludes certain smaller balance loans collectively evaluated for impairment.

(7) Includes loans held for sale.

(8) Excluding nonperforming loans.

                                                   1998                             1997
                                                ----------   --------------------------------------------------
$(MILLIONS, EXCEPT PER SHARE DATA) (UNAUDITED)    FIRST        FOURTH       THIRD         SECOND       FIRST
---------------------------------------------------------------------------------------------------------------
CREDIT QUALITY ANALYSIS:
  Net charge-offs to average loans and leases
    (5).....................................          1.09%        1.38%        1.34%         1.42%        1.24%
  Ending allowance to loans and leases......          1.62         1.62         1.62          1.62         1.55
  Nonperforming assets to loans and leases
    (6)(7)..................................           .72          .56          .58           .53          .53
  Loans delinquent 90 or more days to loans
    and leases (7)(8).......................           .63          .66          .77           .58         2.63
  Allowance to nonperforming loans..........        252.14%      323.71%      314.00%       343.64%      326.68%
MANAGED DATA:
  Total average loans and leases (7)........    $115,394.7   $113,306.6   $111,359.9    $106,720.1   $103,972.0
  Net interest margin (2)(5)................          6.54%        6.27%        6.30%         6.19%        6.26%
  Net funds function (2)(5).................          4.52         4.33         4.40          4.27         4.29
  Credit card net charge-offs to average
    credit card loans (5)...................          5.98         5.37         5.78          6.22         5.63
  Credit card loans delinquent 90 or more days
    to credit card loans....................          2.40%        2.29%        2.02%         2.11%        2.39%
COMMON STOCK:
  Per common share data
    Net income, basic.......................    $      .80   $      .74   $      .67    $      .03   $      .60
    Net income, diluted.....................           .79          .72          .66           .03          .58
    Cash dividends declared.................           .38         .345         .345          .345         .345
    Book value..............................    $    16.10   $    15.89   $    16.96    $    16.62   $    16.74
  Average shares outstanding, basic.........         643.1        644.5        641.3         620.6        622.6
  Average shares outstanding, diluted.......         655.5        658.6        659.0         649.6        655.6
  Shares traded, as originally reported.....         105.5        113.3        102.8         125.6        133.4
  Stock price:
    High....................................    $    63.94   $    54.37   $    52.10    $    45.57   $    44.77
    Low.....................................         44.66        43.01        43.24         35.57        35.80
    Close...................................    $    63.25   $    49.37   $    50.91    $    44.04   $    36.14

AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES (1)

                                                     THREE MONTHS ENDED               THREE MONTHS ENDED
                                                       MARCH 31, 1998                   MARCH 31, 1997
                                               ------------------------------   ------------------------------
                                                AVERAGE     INCOME/    YIELD/    AVERAGE     INCOME/    YIELD/
$(MILLIONS)(UNAUDITED)                          BALANCES    EXPENSE     RATE     BALANCES    EXPENSE     RATE
--------------------------------------------------------------------------------------------------------------
ASSETS:
Short-term investments.......................  $    786.6   $   10.4     5.36%  $    844.8   $   11.2     5.38%
Loans held for sale..........................     2,471.5       83.4    13.69      1,420.6       44.2    12.62
Securities: (3)
  Taxable....................................    14,950.2      245.8     6.67     17,244.3      277.2     6.52
  Tax-exempt.................................     1,270.3       25.3     8.08      1,574.4       31.9     8.22
                                               ----------   --------            ----------   --------
    Total securities.........................    16,220.5      271.1     6.78     18,818.7      309.1     6.66
Loans and leases: (2)
  Commercial:
    Commercial...............................    22,416.7      453.3     8.20     20,150.2      411.9     8.29
    Commercial real estate...................     5,594.6      125.8     9.12      6,195.7      136.4     8.93
    Construction real estate.................     3,863.1       92.1     9.67      3,770.5       90.0     9.68
    Lease financing..........................     2,758.4       50.5     7.42      2,312.6       40.9     7.17
  Consumer:
    Residential real estate..................     7,158.8      163.7     9.27      6,592.7      149.2     9.18
    Home equity..............................     9,625.9      228.6     9.63      7,495.3      180.9     9.79
    Indirect.................................     7,763.0      178.8     9.34      9,198.7      204.6     9.02
    Auto lease...............................     6,980.4      172.2    10.00      4,752.5      100.6     8.58
    Student..................................     2,027.6       37.5     7.50      2,031.7       38.0     7.59
    Other....................................     4,107.4      147.7    14.58      4,114.7      143.9    14.18
  Credit card................................     9,052.2      297.9    13.35     12,906.5      477.0    14.99
                                               ----------   --------            ----------   --------
    Total loans and leases...................    81,348.1    1,948.1     9.71     79,521.1    1,973.4    10.06
                                               ----------   --------            ----------   --------
    Total earning assets.....................   100,826.7    2,313.0     9.30    100,605.2    2,337.9     9.42
Allowance for credit losses..................    (1,277.6)                        (1,199.0)
Other assets.................................    14,773.9                         11,355.8
                                               ----------                       ----------
TOTAL ASSETS.................................  $114,323.0                       $110,762.0
                                               ==========                       ==========
LIABILITIES:
Deposits:
  Noninterest-bearing demand.................  $ 17,368.0                       $ 14,588.5
  Interest-bearing demand....................     1,484.9        5.4     1.47      1,920.1        7.5     1.58
  Savings and money market...................    33,391.2      305.7     3.71     30,075.1      252.6     3.41
  Time deposits:
    CDs less than $100,000...................    16,771.1      220.0     5.32     18,140.5      247.1     5.52
    CDs $100,000 and over:
      Domestic...............................     4,630.1       63.2     5.54      6,023.3       81.4     5.48
      Foreign................................     2,681.7       36.2     5.47      2,591.8       34.5     5.40
                                               ----------   --------            ----------   --------
         Total deposits......................    76,327.0      630.5     3.35     73,339.3      623.1     3.45
Borrowed funds:
  Short-term.................................    13,121.7      176.8     5.46     18,030.4      231.9     5.22
  Long-term..................................    11,171.3      172.8     6.27      6,994.2      111.3     6.45
                                               ----------   --------            ----------   --------
      Total borrowed funds...................    24,293.0      349.6     5.84     25,024.6      343.2     5.56
                                               ----------   --------            ----------   --------
      Total interest-bearing liabilities.....    83,252.0      980.1     4.77     83,775.4      966.3     4.68
Other liabilities............................     3,500.2                          2,781.3
                                               ----------                       ----------
TOTAL LIABILITIES............................   104,120.2                        101,145.2
Preferred stock..............................       126.7                            201.0
Common stockholders' equity..................    10,076.1                          9,415.8
                                               ----------                       ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...  $114,323.0                       $110,762.0
                                               ==========                       ==========
Net interest rate spread.....................                             .83                              .79
NET INTEREST INCOME AND NET INTEREST
  MARGIN.....................................                1,332.9     5.36                 1,371.6     5.53
Provision for credit losses..................                 (202.8)    (.81)                 (271.9)   (1.10)
                                                            --------   ------                --------   ------
NET FUNDS FUNCTION...........................               $1,130.1     4.55%               $1,099.7     4.43%
                                                            ========   ======                ========   ======

---------------

(1) Income amounts are presented on a fully taxable equivalent (FTE) basis. The Federal statutory rate was 35% for all periods presented.

(2) Nonaccrual loans are included in loan balances. Interest income includes related fee income.

(3) Average securities balances are based on amortized historical cost, excluding SFAS 115 adjustments to fair value which are included in other assets.

MANAGEMENT'S DISCUSSION AND ANALYSIS

     This discussion should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in this report and in the BANC ONE CORPORATION Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 Form 10-K"). For purposes of this report, the "Corporation" is defined as the parent company only and "BANC ONE" refers to the Corporation and all significant majority-owned subsidiaries.

     Management's discussion and analysis may contain forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. However, such performance involves risks and uncertainties which may cause actual results to differ materially from those expressed in forward-looking statements. For a discussion of these risks and uncertainties, see the 1997 Form 10-K.

PENDING ACQUISITIONS AND MERGERS

     On October 20, 1997, the Corporation entered into an agreement providing for the acquisition of First Commerce Corporation ("First Commerce"), a multi-bank holding company headquartered in New Orleans, Louisiana, with approximately $9.4 billion in assets at March 31, 1998. Terms of the agreement call for First Commerce shareholders to receive 1.408 shares (adjusted for the 10% common stock dividend) of the Corporation's common stock for each share of First Commerce common stock. The value of the transaction is approximately $3.5 billion based on the Corporation's closing share price on March 31, 1998. The transaction, subject to regulatory and First Commerce shareholder approval, is expected to be completed during the second quarter of 1998 and will be accounted for as a pooling of interests.

     On April 10, 1998, the Corporation entered into an agreement to merge with First Chicago NBD Corporation ("First Chicago"). First Chicago is a multi-bank holding company headquartered in Chicago with approximately $114.8 billion in assets at March 31, 1998. The new company will operate under the BANC ONE name. Terms of the agreement call for First Chicago shareholders to receive 1.62 shares of the new company in exchange for each share of First Chicago stock. BANC ONE shareholders will receive one share of the new company for each share of current BANC ONE stock. The value of the transaction is approximately $29.4 billion based on the Corporation's closing share price on March 31, 1998. The transaction, subject to regulatory and shareholder approval, is expected to be completed during the fourth quarter of 1998, and will be accounted for as a pooling of interests.

     While there can be no assurances as to the achievement of such business and financial goals, BANC ONE and First Chicago currently expect to achieve approximately $1.2 billion in annual pre-tax synergies as a result of the First Chicago merger, to be fully realized by the end of the third year following the effective time of the First Chicago merger. Of this total, BANC ONE and First Chicago expect to realize approximately $930 million in annual expense savings and approximately $275 million in enhanced annual revenues. The expense savings will be derived principally from cost reductions in the credit card, retail banking, commercial banking, capital markets and indirect lending businesses of the combined company, in the operations and technology budgets of the combined company and in its general and administrative expenses, as well as through increased purchasing leverage with certain suppliers to the combined company. Increased revenues are expected to come principally in cross-selling opportunities involving the credit card, retail banking and commercial banking businesses. BANC ONE and First Chicago also expect that the combined company will incur a one-time pre-tax restructuring charge of approximately $1.25 billion in the fiscal year in which the First Chicago merger is consummated. For further information on the First Chicago merger, see BANC ONE's Current Report on Form 8-K dated April 10, 1998 (as amended by Form 8-K/A filed April 21,
1998).

"REPORTED" VS "MANAGED" ANALYSIS

     For funding and risk management purposes, BANC ONE periodically securitizes loans and leases, primarily in support of credit card activities. The accounting for securitizations complicates the understanding of underlying trends in net interest income, net interest margin and noninterest income, as well as the underlying growth rates of reported loans and leases. For a more complete understanding, these trends are also reviewed on a "managed" basis, which adds data on securitized loans to "reported" data on loans and leases and loans held for sale. The following analysis of "reported" results of operations should be read in conjunction with the analysis of "managed" performance beginning on page 22.

RESULTS OF OPERATIONS

  OVERVIEW

     Net income for the first quarter of 1998 was $517.6 million, or $.79 per common share on a diluted basis, compared with $381.9 million, or $.58 per common share for the same quarter last year. The 35.5% increase in net income of $135.7 million primarily reflects an increase in noninterest income of $329.9 million, partially offset by a decrease of $36.9 million in net interest income and an increase of $184.0 million in noninterest expense.

     The annualized return on average common equity ("ROE") increased to 20.75% for the first quarter of 1998 compared with 16.30% for the same quarter last year. The annualized return on average assets ("ROA") was 1.84% and 1.40% for the three months ended March 31, 1998, and 1997, respectively.

  NET INTEREST INCOME/NET INTEREST MARGIN

     Net interest income on a fully taxable equivalent ("FTE") basis decreased slightly in the first quarter of 1998 to $1.3 billion from $1.4 billion in the same quarter of 1997, due primarily to a decline in the yield on credit card loans, generally offset by increases in the average balances and yields on other loans and leases, a $2.6 billion decrease in lower yielding average securities, and a 9 basis point increase in rates on interest-bearing liabilities.

     The decline in the average balance and yield on the credit card portfolio negatively impacted interest income by $179.1 million. The average balance of the reported credit card portfolio decreased 29.9%, from $12.9 billion to $9.1 billion, while the yield declined from 14.99% to 13.35%. These decreases resulted from the securitization of high yield credit card loans, as well as growth in credit card balances at low introductory rates late in the 1997 second quarter and throughout the remainder of 1997.

     The higher average loan and lease portfolio and generally higher yields, excluding credit card loans, increased interest income by $153.8 million. Average commercial loans increased $2.3 billion, or 11.2%, from the prior year quarter mainly due to the strong economic environment which has fueled commercial loan growth throughout the industry, as well as the positive impact of more focused sales efforts reflecting the shift to line of business management. Average residential real estate and home equity loans increased $2.7 billion, or 19.1%, primarily due to higher home equity loan volumes as a result of marketing efforts.

     Securities income decreased by $38.0 million due to the $2.6 billion reduction in average securities, which reflects the reduction of lower margin securities to fund loan growth.

     Reflecting these factors, the net interest margin decreased to 5.36% from 5.53% for the three months ended March 31, 1998, and 1997, respectively, while net interest income on an FTE basis declined 2.8% from first quarter 1997 to first quarter 1998.

     For further information on the changes in average balances and the impact of rates and volume on net interest income, please see Table 1: Rate/Volume Analysis which follows.

TABLE 1: RATE/VOLUME ANALYSIS (1)(2)

                                                                 THREE MONTHS ENDED
                                                          MARCH 31, 1998 VS MARCH 31, 1997
                                                     -------------------------------------------
                                                     CHANGE IN    CHANGE IN
                                                      AVERAGE      INCOME/      RATE     VOLUME
$(MILLIONS) (UNAUDITED)                               BALANCE      EXPENSE     EFFECT    EFFECT
------------------------------------------------------------------------------------------------
EARNING ASSETS:
Short-term investments.............................  $   (58.2)    $  (0.8)              $  (0.8)
Loans held for sale................................    1,050.9        39.2     $  4.0       35.2
Securities: (3)
  Taxable..........................................   (2,294.1)      (31.4)      39.2      (70.6)
  Tax-exempt.......................................     (304.1)       (6.6)      (0.5)      (6.1)
                                                     ---------     -------     ------    -------
       Total securities............................   (2,598.2)      (38.0)      38.7      (76.7)
                                                     ---------     -------     ------    -------
Loans and leases: (4)
  Commercial.......................................    2,203.8        42.5      (22.9)      65.4
  Consumer.........................................    3,477.5       111.3       26.2       85.1
  Credit card......................................   (3,854.3)     (179.1)     (48.1)    (131.0)
                                                     ---------     -------     ------    -------
       Total loans and leases......................    1,827.0       (25.3)     (44.8)      19.5
                                                     ---------     -------     ------    -------
TOTAL EARNING ASSETS...............................  $   221.5       (24.9)      (2.1)     (22.8)
                                                     =========
INTEREST-BEARING LIABILITIES:
Deposits:
Interest-bearing demand............................  $  (435.2)       (2.1)      (0.5)      (1.6)
Savings and money market...........................    3,316.1        53.1       23.9       29.2
Time deposits......................................   (2,672.7)      (43.6)      (8.1)     (35.6)
                                                     ---------     -------     ------    -------
       Total deposits..............................      208.2         7.4       15.3       (8.0)
                                                     ---------     -------     ------    -------
Borrowed funds:
  Short-term.......................................   (4,908.7)      (55.1)      68.7     (123.7)
  Long-term........................................    4,177.1        61.5      (21.4)      82.9
                                                     ---------     -------     ------    -------
       Total borrowed funds........................     (731.6)        6.4       47.3      (40.8)
                                                     ---------     -------     ------    -------
TOTAL INTEREST-BEARING LIABILITIES.................  $  (523.4)       13.8       62.6      (48.8)
                                                     =========     -------     ------    -------
NET INTEREST INCOME (4)............................                $ (38.7)    $(64.7)   $  26.0
                                                                   =======     ======    =======

---------------

(1) Income amounts are presented on a fully taxable equivalent (FTE) basis. The federal statutory rate was 35% for all periods presented.

(2) The change not solely due to volume or rate has been prorated into rate and volume components.

(3) Average securities balances are based on amortized cost, excluding SFAS 115 adjustments to fair value which are included in other assets.

(4) Nonaccrual loans are included in loan balances. Interest income includes related fee income.

  NONINTEREST INCOME

TABLE 2: NONINTEREST INCOME

                                                                  THREE MONTHS ENDED
                                                    ----------------------------------------------
                                                                              INCREASE (DECREASE)
                                                                              --------------------
                                                    MARCH 31,    MARCH 31,              PERCENTAGE
$(MILLIONS)                                           1998         1997       AMOUNT      CHANGE
--------------------------------------------------------------------------------------------------
Investment management and advisory activities.....  $   85.9      $ 74.2      $11.7        15.8%
Service charges on deposit accounts...............     183.9       166.0       17.9        10.8
Loan servicing income:
  Credit card.....................................     491.6       288.0      203.6        70.7
  Other loan servicing income.....................      33.0        27.1        5.9        21.8
                                                    --------      ------      ------
       Total loan servicing income................     524.6       315.1      209.5        66.5
Securities gains..................................      23.0        15.2        7.8        51.3
Other noninterest income..........................     319.7       236.7       83.0        35.1
                                                    --------      ------      ------
Total noninterest income..........................  $1,137.1      $807.2      $329.9       40.9%
                                                    ========      ======      ======

     Income from investment management and advisory activities increased 15.8% for the three months ended March 31, 1998, compared with the same 1997 period. The increase was primarily due to growth of 32.5% in investment assets managed for customers to $54.6 billion at March 31, 1998, from $41.2 billion at March 31, 1997.

     Income from service charges on deposit accounts increased 10.8% for the three months ended March 31, 1998, from the same periods in 1997, due primarily to overdraft fees and analysis charges on commercial customer accounts.

     Credit card income increased $203.6 million, or 70.7% for the quarter ended March 31, 1998, compared with the same 1997 period. This increase was due primarily to the growth of $7.4 billion, or 35.1%, in average securitized loans, as well as higher yields.

     Higher securities gains for the quarter ending March 31, 1998, were due primarily to increased sales of lower-margin government and mortgage-backed securities. Gains on sales of government and mortgage-backed securities were $22.2 million for the quarter ended March 31, 1998.

     Other noninterest income increased $83.0 million for the three months ended March 31, 1998, compared with the same 1997 period, primarily as a result of higher gains on sales of assets, which includes a gain of $33.0 million on the sale of $1.4 billion of residential mortgage loans and a $35.0 million gain on the sale of certain retail branches during first quarter 1998. Other categories posting increases over 1997 included mutual funds and annuity sales ($6.1 million) and securities brokerage fees ($8.4 million). Venture income declined $33.1 million primarily as a result of gains recognized during first quarter 1997 on a public offering of an investment.

  NONINTEREST EXPENSE

TABLE 3: NONINTEREST EXPENSE

                                                                  THREE MONTHS ENDED
                                                    ----------------------------------------------
                                                                              INCREASE (DECREASE)
                                                                              --------------------
                                                    MARCH 31,    MARCH 31,              PERCENTAGE
$(MILLIONS)                                           1998         1997       AMOUNT      CHANGE
--------------------------------------------------------------------------------------------------
Salary and related costs..........................  $  634.2     $  567.7     $66.5        11.7%
Net occupancy and equipment.......................      99.3         81.4      17.9        22.0
Taxes other than income and payroll...............      21.6         23.1      (1.5)       (6.5)
Depreciation and amortization.....................     110.3        108.6       1.7         1.6
Outside services and processing...................     212.9        191.5      21.4        11.2
Marketing and development.........................     178.7        130.0      48.7        37.5
Communication and transportation..................     112.6         94.4      18.2        19.3
Other.............................................     123.4        112.3      11.1         9.9
                                                    --------     --------     ------
TOTAL NONINTEREST EXPENSE.........................  $1,493.0     $1,309.0     $184.0       14.1%
                                                    ========     ========     ======

     Salaries and related expenses increased 11.7% for the three months ended March 31, 1998, compared with the same 1997 period. The increase in salaries and related costs was primarily due to a 3.4% increase in full time equivalent staff, increased bonuses and incentive pay resulting from business growth throughout BANC ONE.

     Net occupancy and equipment expense increased $17.9 million for the quarter ended March 31, 1998. The increase was primarily the result of rental and maintenance expense for Rapid Cash machines of $7.5 million and an increase in property management fees due to the outsourcing of this function beginning in fourth quarter 1997.

     Outside services and processing costs increased $21.4 million for the quarter ended March 31, 1998. This increase is largely attributed to $11.8 million in consulting fees to modify and test software for Year 2000 modifications, in addition to increased credit card and business development data processing fees.

     Marketing and development costs increased $48.7 million for the three months ended March 31, 1998, compared with the same 1997 period. This increase was primarily due to continued marketing activities associated with the goal of sustaining growth in our credit card portfolio.

     Communication and transportation expenses increased $18.2 million for the three months ended March 31, 1998, compared with the same 1997 period. The increase is primarily attributed to additional telephone and postage expense to support growth in the credit card business. New accounts opened in the first quarter 1998 increased 62% over accounts opened in the same quarter of the prior year, while total credit cards issued increased 5.4%. Increases related to the credit card business were partially offset by a decrease of $5.1 million of expenses related to Project One, resulting from the conclusion of this project in the fourth quarter of 1997.

     Year 2000 costs totaled approximately $17.0 million during the first quarter of 1998, and are expected to exceed $100 million dollars. All mission-critical applications remain targeted to be fully Year 2000 compliant by December 1998. Also, all business-vital applications remain targeted to be fully compliant by March 1999, as well.

  INCOME TAXES

     The provision for income taxes was 32.1% of pretax income for the three months ended March 31, 1998, compared with 34.6% for the same period in 1997. The effective tax rate declined primarily as a result of tax planning strategies.

LINE OF BUSINESS RESULTS

     BANC ONE's business activities are conducted and managed through five national lines of business. These national lines of business are segmented based upon specific market characteristics and are referred to as: the Banc One Commercial Banking Group, the Banc One Retail Group, First USA (Credit Cards), the Finance One Group (Consumer Lending) and the Banc One Capital Holdings Group.

     Banc One Commercial Banking Group provides a broad range of loan, deposit and alternative financing products to real estate developers, business and private banking customers. Services provided include treasury management, trade financing, interest rate risk management, loan syndications and private placements, foreign exchange, leasing, investment management and custody accounts, as well as traditional bank financing. Banc One Retail Group provides depository and related bank and financial services products to retail and small business customers in 12 states through one of the nation's largest banking center distribution networks. First USA is responsible for nationwide credit card operations. BANC ONE is a member of both the Visa(R) and MasterCard(R) associations. Finance One Group includes both consumer and commercial financial services and provides indirect auto loans and leases, commercial loans and leases and alternative borrowing options for customers. Banc One Capital Holdings Group is responsible for trust and investment management, securities brokerage, investment and merchant banking, and insurance services.

     The following table presents selected March 31, 1998, financial information for each line of business.

TABLE 4: LINE OF BUSINESS RESULTS

                             FOR THE THREE MONTHS ENDED MARCH 31, 1998(1)
                       ---------------------------------------------------------
                       COMMERCIAL                 FIRST      FINANCE    CAPITAL
    ($ MILLIONS)        BANKING      RETAIL        USA         ONE      HOLDINGS
--------------------------------------------------------------------------------
Total Revenue........  $   366.2    $   800.8   $ 1,233.0   $   341.4    $182.9
Total Loans..........   24,818.8     19,235.0    40,364.1    29,791.9     197.3
Total Deposits.......  $15,474.3    $58,457.7   $    77.8   $   602.0    $623.7

                          FOR THE THREE MONTHS ENDED MARCH 31, 1998(1)
                       ---------------------------------------------------
                                    TOTAL                          TOTAL
    ($ MILLIONS)        OTHER      MANAGED     SECURITIZATIONS   REPORTED
---------------------  ---------------------------------------------------
Total Revenue........  $   4.5    $  2,928.8     $   (458.8)     $ 2,470.0
Total Loans..........    443.7     114,850.8     $(32,511.2)      82,339.6
Total Deposits.......  $2,680.8   $ 77,916.3                     $77,916.3

---------------

(1) Due to the impracticality of compiling comparable data, line of business results are not presented for the quarter ended March 31, 1997.

     Total revenue represents fully taxable equivalent net interest income plus noninterest income. Loans and deposits reflect end of period balances. Loans for each line of business are on a managed basis which includes securitized loans and loans held for sale. Deposits are allocated based on customers serviced and include mortgage escrow deposits in Finance One and trust customers' deposits in Capital Holdings.

     The "Other" category consists principally of (1) purchased home equity and mortgage loans managed by Funds Management, (2) Eurodollar and national market funds managed by Funds Management, (3) investment securities portfolio and derivatives, and (4) elimination entries including the net impact of transfer pricing. The securitization column reverses the impact of securitizations (i.e. net charge-offs and loans) to arrive at the information as reported in the consolidated financial statements. (See "Performance Analysis -- Managed Portfolio" section on page 22 for further "managed" vs. "reported" discussion.)

BALANCE SHEET ANALYSIS

  SECURITIES

     Total securities at March 31, 1998, were $18.9 billion, an increase of $3.6 billion from December 31, 1997. This increase was due primarily to reclassifications of securitization-related assets to securities available for sale. Retained interests in credit card securitizations of $2.2 billion were included in securities available for sale at March 31, 1998. At December 31, 1997, retained interests in credit card securitizations were included in loans. In addition, a $455.0 million interest-only strip, an asset established as gains are recorded on loan securitizations, was reclassified from other assets to securities available for sale.

TABLE 5: SECURITIES

                                                           MARCH 31,1998               DECEMBER 31, 1997
                                                      -----------------------       -----------------------
                                                      AMORTIZED    ESTIMATED        AMORTIZED    ESTIMATED
$(MILLIONS)                                             COST       FAIR VALUE         COST       FAIR VALUE
-----------------------------------------------------------------------------------------------------------
SECURITIES HELD TO MATURITY:
  United States Treasury and Federal agencies.....    $  244.2     $   246.2        $  253.1     $   255.0
  Mortgage and asset-backed securities............        46.7          39.2            48.3          40.5
  Tax exempt......................................       402.8         421.5           449.4         470.1
  Other...........................................        17.6          15.6            34.5          84.5
                                                      ---------    ---------        ---------    ---------
    Total securities held to maturity.............       711.3         722.5           785.3         800.1
                                                      ---------    ---------        ---------    ---------
SECURITIES AVAILABLE FOR SALE:
  United States Treasury and Federal agencies.....     4,665.9       4,680.1         3,910.6       3,958.3
  Mortgage and asset-backed securities:
    Government....................................     6,428.1       6,501.6         6,527.8       6,609.4
    Other.........................................     4,919.0       4,949.0         1,756.5       1,746.3
  Tax exempt......................................       851.8         865.6           815.2         829.5
  Other...........................................     1,184.6       1,189.0         1,319.9       1,324.4
                                                      ---------    ---------        ---------    ---------
    Total securities available for sale...........    18,049.4      18,185.3        14,330.0      14,467.9
                                                      ---------    ---------        ---------    ---------
         Total securities.........................    $18,760.7    $18,907.8        $15,115.3    $15,268.0
                                                      =========    =========        =========    =========

  LOANS AND LEASES

     At March 31, 1998, total loans and leases were $79.0 billion, a $1.8 billion decrease from December 31, 1997, due primarily to the reclassification of retained interests in credit card securitizations previously discussed and the first quarter sale of $1.4 billion in residential mortgage loans. A summary of the components of loans and leases at March 31, 1998, and December 31, 1997, is as follows:

TABLE 6: LOANS AND LEASES

                                                               MARCH 31,     DECEMBER 31,
$(MILLIONS)                                                      1998            1997
-----------------------------------------------------------------------------------------
COMMERCIAL:
  Commercial................................................   $22,816.9      $22,446.0
  Real estate:
    Construction............................................     3,952.6        3,808.1
    Other...................................................     5,644.1        5,601.4
  Lease financing...........................................     2,801.9        2,767.3
                                                               ---------      ---------
         Total commercial loans.............................    35,215.5       34,622.8
CONSUMER:
  Residential real estate...................................     5,875.2        7,189.4
  Home equity...............................................     9,775.6        9,488.0
  Indirect..................................................     7,866.0        7,683.4
  Auto lease................................................     7,276.2        6,748.6
  Student...................................................     2,006.3        1,831.8
  Other.....................................................     4,000.5        3,984.8
                                                               ---------      ---------
         Total consumer loans...............................    36,799.8       36,926.0
CREDIT CARD.................................................     8,259.4       10,504.0
                                                               ---------      ---------
         Total loans and leases.............................    80,274.7       82,052.8
Less: Allowance for credit losses...........................    (1,304.3)      (1,325.9)
                                                               ---------      ---------
         TOTAL LOANS AND LEASES, NET........................   $78,970.4      $80,726.9
                                                               =========      =========

  OTHER ASSETS

     Other assets decreased $759.7 million, primarily as a result of the reclassification of the interest-only strip from other assets to securities, as previously discussed, and decreases in other receivables from the Master Trust.

     Additionally, BANC ONE contracted with an independent third party beginning in 1997 to originate a portion of its credit card portfolio. As a result of this agreement, and reflecting the benefit of increased specialization and economies of scale, both an increase in the number of accounts originated and a decrease in the origination costs is anticipated, with desired credit quality standards being retained. At March 31, 1998, $318.2 million in credit card relationships purchased from this third party were included in other assets.

  DEPOSITS

     Total deposits at March 31, 1998, remained stable, increasing $502.0 million from December 31, 1997. The retail deposit mix continued to change, reflecting strong growth in money market products as customers shifted funds from savings and certificate of deposit accounts. Deposit growth was also impacted by the planned disintermediation through the marketing and sales of alternative annuity and mutual fund products to deposit customers.

TABLE 7: DEPOSITS

                                                               MARCH 31,     DECEMBER 31,
$(MILLIONS)                                                      1998            1997
-----------------------------------------------------------------------------------------
Demand deposits:
  Noninterest-bearing.......................................   $18,880.1      $18,444.2
  Interest-bearing..........................................     1,698.2        1,880.2
Money market and savings....................................    34,151.6       32,558.7
Time deposits:
  CDs less than $100,000....................................    16,383.3       17,273.5
  CDs $100,000 and over:
    Domestic................................................     4,669.4        4,380.8
    Foreign.................................................     2,133.7        2,876.9
                                                               ---------      ---------
         Total deposits.....................................   $77,916.3      $77,414.3
                                                               =========      =========

  BORROWINGS

     Total borrowings also remained relatively unchanged, $24.5 billion at March 31, 1998, compared to $24.9 billion at December 31, 1997. There continues to be a change in the distribution between short and long-term borrowings, reflecting management's desire to lengthen the maturities of wholesale liabilities. Short-term borrowings decreased $918.9 million, while long-term borrowings increased $524.8 million from December 31, 1997, to March 31, 1998.

     As of March 31, 1998, the Corporation had the authority to issue approximately $4.0 billion of debt securities, warrants and preferred and common stock under its existing shelf registration statement and the authority to issue approximately $2.5 billion of Euro medium-term notes under its existing Euro medium-term note program. The proceeds of any issuance of securities under the shelf registration statement or the Euro medium-term note program will be used for general corporate purposes.

  CAPITAL

     Total equity to total assets at March 31, 1998, increased slightly to 9.00% from 8.95% at December 31, 1997. The tangible common equity to net assets ratio was 7.84% at both March 31, 1998, and December 31, 1997. BANC ONE's objective is to maintain, at a minimum, a capital position that meets the Federal regulators' "well capitalized" classification. Regulatory defined Tier 1 and total risk-adjusted capital ratios were 8.74% and 13.57%, respectively, at March 31, 1998, both significantly above regulatory capital requirements of 4% and 8%, respectively. All the Corporation's banks meet the regulatory definition of well-capitalized banks.

     Common shares outstanding increased from 646.0 million shares at December 31, 1997, to 647.6 million shares at March 31, 1998, primarily due to the conversion of preferred stock to common stock.

CREDIT QUALITY

     The process for monitoring the level of credit risk and, accordingly, the required level of allowance for credit losses is administered by each of the lines of business, under the direction of the Chief Credit Officer. Subsequent to origination, the process used to measure the level of credit risk is dependent upon the type of loan. For commercial loan products, specific loan reviews, which assign loan grades, are performed by both the line of business and credit review personnel. In addition, a migration analysis of loss factors in the individual portfolios is performed. The consumer loan products, which include the credit card portfolio, are evaluated utilizing historically-based migration methodologies used to predict future losses. Further, each loan and lease portfolio is reviewed to determine if an additional subjective allowance is necessary. This subjective review is systematic for each portfolio, with consideration given to the current trends in the portfolio, projection of future results, changes in underwriting of the product, and results of recent loan review or internal audit examinations. The aggregate loan and lease portfolio is also monitored on a quarterly basis to identify portfolio trends, specific industry conditions, the level of business and personal bankruptcies and other relevant economic information used to assess the overall level of credit risk. Management believes that its methodology for determining the allowance for credit losses and projection of future economic and business trends is reflected in the current level of the overall allowance.

     Annualized total net charge-offs for the first quarter of 1998 decreased to 1.09% of average loans from 1.24% in the first quarter of 1997, due primarily to lower net charge-offs in the commercial portfolio. Net recoveries for commercial loans were .07% for the quarter ended March 31, 1998, compared to net charge-offs of .06% for the same quarter last year.

     Loans delinquent 90 days or more as a percentage of ending loans and leases were .63% and .66% at March 31, 1997, and December 31, 1997, respectively. Consumer loans accounted for most of this decrease. Credit card loans delinquent 90 days or more increased to 2.47% at March 31, 1998, from 2.17% at December 31, 1997.

     Table 8 summarizes information regarding net charge-offs and loans delinquent 90 days or more. Delinquency and net charge-off trends over time are a reflection of a number of factors including credit quality of the loan portfolio, general economic conditions and the successful results of portfolio management techniques including collection strategies.

TABLE 8: NET CHARGE-OFFS AND DELINQUENCIES

                                                                                 LOANS DELINQUENT
                                     NET CHARGE-OFFS(1)(3)                    90 DAYS OR MORE (2)(3)
                              -----------------------------------     --------------------------------------
                                      THREE MONTHS ENDED
                              -----------------------------------
$(MILLIONS)                   MARCH 31, 1998      MARCH 31, 1997      MARCH 31, 1998      DECEMBER 31, 1997
------------------------------------------------------------------------------------------------------------
COMMERCIAL:
  Commercial................  $ (5.3)    (.10)%   $  4.1      .08%    $ 65.8      .29%    $ 63.7        .28%
  Real estate:
      Construction..........                         (.1)    (.01)      13.9      .35        6.2        .16
      Other.................     (.9)    (.07)       (.2)    (.01)      22.8      .40       14.4        .26
  Lease financing...........                         1.0      .18         .6      .02         .5        .02
                              ------              ------              ------              ------
      Total commercial......    (6.2)    (.07)       4.8      .06      103.1      .29       84.8        .24
CONSUMER:
  Residential real estate...     5.2      .27        1.8      .10       74.2     1.11       65.3        .84
  Home equity...............    10.4      .44        4.8      .26       21.0      .21       23.1        .24
  Indirect..................    35.7     1.87       45.5     2.01       25.8      .33       34.9        .45
  Auto lease................    11.2      .65        5.7      .49       17.1      .24       12.2        .18
  Student...................      .2      .04         .1      .02       26.1     1.30       31.6       1.73
  Other.....................    30.3     2.99       27.7     2.74       18.9      .47       39.4        .99
                              ------              ------              ------              ------
      Total consumer........    93.0      .99       85.6     1.00      183.1      .49      206.5        .55
CREDIT CARD.................   137.6     5.11      156.8     4.57      234.8     2.47      267.9       2.17
                              ------              ------              ------              ------
      TOTAL.................  $224.4     1.09%    $247.2     1.24%    $521.0      .63%    $559.2        .66%
                              ======              ======              ======              ======

---------------

(1) Ratios presented are expressed as a percent of average balances.

(2) Ratios presented exclude nonperforming loans and are expressed as a percent of ending balances.

(3) Ratios include loans held for sale.

  ALLOWANCE FOR CREDIT LOSSES

TABLE 9: ALLOWANCE FOR CREDIT LOSSES

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ----------------------
$(MILLIONS)                                                     1998          1997
------------------------------------------------------------------------------------
BALANCE, BEGINNING OF PERIOD................................  $1,325.9      $1,197.7
Provision for credit losses.................................     202.8         271.9
Total charge-offs...........................................    (318.2)       (332.6)
Recoveries..................................................      93.8          85.4
                                                              --------      --------
Net charge-offs.............................................    (224.4)       (247.2)
                                                              --------      --------
BALANCE, END OF PERIOD......................................  $1,304.3      $1,222.4
                                                              ========      ========

     The allowance for credit losses at March 31, 1998, totaled $1.3 billion and represented 1.62% of ending loans and leases at both March 31, 1998, and December 31, 1997. The allowance for credit losses expressed as a percentage of nonperforming loans is another measure of the adequacy of the allowance for credit losses. The March 31, 1998, allowance for credit losses represented 252% of nonperforming loans, down from 324% at December 31, 1997. It is management's view that the allowance for credit losses at March 31, 1998, was adequate and consistent with the composition of the portfolio and credit quality trends.

PERFORMANCE ANALYSIS -- MANAGED PORTFOLIO

     For funding and risk management purposes, loans and leases are periodically securitized, primarily in support of credit card activities. Since BANC ONE continues to service the securitized loans and leases, its role becomes one of loan servicer rather than lender. When loans and leases are securitized, an initial gain on the sale of the receivables is recorded, the loans and leases and the related allowance for credit losses are removed from the balance sheet, and amounts that would previously have been reported as net interest income and provision for credit losses are instead netted and reported as noninterest income in loan processing and servicing income.

     This accounting for securitizations complicates the understanding of underlying trends in net interest income, net interest margins and noninterest income, as well as growth in loans. As a result, it is helpful to analyze financial performance on a "Managed" portfolio basis, in addition to analyzing information as "Reported." "Reported" information is derived from consolidated financial statements which have been prepared in conformity with generally accepted accounting principles and includes loans held for sale. "Managed" information treats loans sold in credit card securitization transactions as if they had not been sold. As such, "Managed" information in the following table includes both these securitized loans and the on-balance sheet portfolio, including loans held for sale.

     Table 10 presents a reconciliation of the loan portfolio between "Reported" and "Managed" at March 31, 1998, and December 31, 1997.

TABLE 10: MANAGED LOAN PORTFOLIO (END OF PERIOD)

                                                MARCH 31, 1998                                   DECEMBER 31, 1997
                                -----------------------------------------------   -----------------------------------------------
                                            HELD FOR                                          HELD FOR
                                REPORTED      SALE     SECURITIZED    MANAGED     REPORTED      SALE     SECURITIZED    MANAGED
---------------------------------------------------------------------------------------------------------------------------------
COMMERCIAL:
  Commercial..................  $22,816.9                            $ 22,816.9   $22,446.0                            $ 22,446.0
  Real estate:
    Construction..............    3,952.6                               3,952.6     3,808.1                               3,808.1
    Other.....................    5,644.1                               5,644.1     5,601.4                               5,601.4
  Lease financing.............    2,801.9                               2,801.9     2,767.3                               2,767.3
                                ---------   --------    ---------    ----------   ---------   --------    ---------    ----------
      Total commercial
        loans.................   35,215.5                              35,215.5    34,622.8                              34,622.8
CONSUMER:
  Real estate residential.....    5,875.2   $ 828.9                     6,704.1     7,189.4   $ 540.0                     7,729.4
  Home equity.................    9,775.6               $   158.8       9,934.4     9,488.0               $   168.4       9,656.4
  Indirect....................    7,866.0                 1,435.8       9,301.8     7,683.4                 1,646.4       9,329.8
  Auto lease..................    7,276.2                               7,276.2     6,748.6                               6,748.6
  Student.....................    2,006.3                   715.5       2,721.8     1,831.8                   745.5       2,577.3
  Other.......................    4,000.5                    90.8       4,091.3     3,984.8                   106.4       4,091.2
                                ---------   --------    ---------    ----------   ---------   --------    ---------    ----------
      Total consumer loans....   36,799.8     828.9       2,400.9      40,029.6    36,926.0     540.0       2,666.7      40,132.7
Credit card...................    8,259.4   1,236.0      30,110.3      39,605.7    10,504.0   1,822.0      28,467.3      40,793.3
                                ---------   --------    ---------    ----------   ---------   --------    ---------    ----------
      Total loans and
        leases................  $80,274.7   $2,064.9    $32,511.2    $114,850.8   $82,052.8   $2,362.0    $31,134.0    $115,548.8
                                =========   ========    =========    ==========   =========   ========    =========    ==========

     Table 11 depicts key financial data on a managed basis, reflecting the impact of securitizing credit card loans for the three months ended March 31, 1998, and March 31, 1997. In Table 11, the increase in net interest income on a "Managed" basis reflects the impact on the net interest margin had the loans not been securitized. The change represents the interest income on securitized loans less the coupon rate on the securitizations. The increase in the provision for credit losses on a managed basis is equal to the net charge-offs on securitized loans. The decrease in "Managed" loan processing and servicing income reflects these reclassifications, with the remaining amounts relating primarily to fee-based interchange income and gains recognized on securitized loans.

TABLE 11: KEY STATISTICS -- MANAGED

                                        THREE MONTHS ENDED                          THREE MONTHS ENDED
                                          MARCH 31, 1998                              MARCH 31, 1997
                             -----------------------------------------   -----------------------------------------
                                           SECURITIZATION                              SECURITIZATION
$(MILLIONS)                  AS REPORTED    ADJUSTMENTS      MANAGED     AS REPORTED    ADJUSTMENTS      MANAGED
------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT
  STATISTICS:
Net interest
  income -- fully taxable
  equivalent...............  $  1,332.9      $   810.6      $  2,143.5   $  1,371.6      $   548.2      $  1,919.8
Provision for credit
  losses...................       202.8          458.8           661.6        271.9          331.7           603.6
                             ----------      ---------      ----------   ----------      ---------      ----------
Net interest income after
  provision for credit
  losses...................     1,130.1          351.8         1,481.9      1,099.7          216.5         1,316.2
Noninterest income:
  Loan servicing income....       524.6         (351.8)          172.8        315.1         (214.5)          100.6
  Other....................       612.5                          612.5        492.1                          492.1
                             ----------      ---------      ----------   ----------      ---------      ----------
      Total noninterest
         income............     1,137.1         (351.8)          785.3        807.2         (214.5)          592.7
Noninterest expense........     1,493.0                        1,493.0      1,309.0            2.0         1,311.0
Taxable equivalent
  adjustment...............        12.0                           12.0         13.8                           13.8
                             ----------      ---------      ----------   ----------      ---------      ----------
Income before tax..........  $    762.2      $ --           $    762.2   $    584.1      $ --           $    584.1
                             ==========      =========      ==========   ==========      =========      ==========
BALANCE SHEET AND OTHER
  STATISTICS:
Total average loans(1).....  $ 83,819.6      $31,575.1      $115,394.7   $ 80,941.7      $23,030.3      $103,972.0
Total average earning
  assets...................  $100,826.7      $31,999.0      $132,825.7   $100,605.2      $23,787.8      $124,393.0
Earning asset yield........        9.30%         16.15%          10.95%        9.42%         15.18%          10.53%
Cost of interest-bearing
  liabilities..............        4.77           6.10            5.13         4.68           6.03            4.97
Net interest margin........        5.36          10.27            6.54         5.53           9.35            6.26
Net funds function.........        4.55           4.46            4.52         4.43           3.69            4.29
Net charge-offs as a
  percentage of average
  loans....................        1.09%          5.89%           2.40%        1.24%          5.84%           2.26%
CREDIT CARD STATISTICS:
Average credit card
  loans....................  $ 10,924.9      $29,103.4      $ 40,028.3   $ 13,906.5      $20,976.2      $ 34,882.7
End of period credit card
  loans....................  $  9,495.4      $30,110.3      $ 39,605.7   $ 13,469.4      $21,314.4      $ 34,783.8
Credit card delinquencies
  over 30 days as a
  percentage of ending
  credit card balances.....        5.26%          5.09%           5.13%        5.20%          5.22%           5.21%
Net credit card charge-offs
  as a percentage of
  average credit card
  balances.................        5.11%          6.31%           5.98%        4.57%          6.35%           5.63%

---------------

(1) Includes loans held for sale.

     The managed net interest margin in the first quarter of 1998 increased to 6.54% from 6.26% in the first quarter of 1997. Also, the managed net funds function improved to 4.52% from 4.29% in the 1997 first quarter. These improvements reflect the positive impact of a declining level of lower-margin investment securities, as well as the generation and repricing of higher-margin managed credit card and consumer loans.

     The average managed loan portfolio increased 11.0% to $115.4 billion for the quarter ended March 31, 1998, from $104.0 billion for the same quarter last year, due primarily to a 15% growth in average credit card loans. Consumer loans, excluding credit cards, also increased 15%, due primarily to growth in targeted portfolios such as home equity loans, secured consumer finance loans and auto leases.

     On a managed portfolio basis, credit card charge-offs increased to 5.98% for the quarter ended March 31, 1998, up from 5.63% for the same quarter last year, but down from the yearly high of 6.22% in the second quarter of 1997. Also on a managed portfolio basis, credit card loans delinquent 90 days or more as a percentage of ending loans and leases were 2.40% for the quarter ended March 31, 1998, essentially unchanged from 2.39% for the same quarter last year.

     The generation of new credit card business remained very strong, reflecting a decision in the second quarter of 1997 to continue stepped-up marketing and business development activities. First USA continued to refine and strengthen its strategic emphasis on segmentation. In the partnership area, a number of premier names were signed including the University of Washington, the American Institute of Certified Public Accountants, the Detroit Tigers, the San Diego Padres, and Internet service providers Yahoo, Geocities, and Excite. In addition, First USA recently introduced an innovative new line of customer-activated value cards. The generation of new credit card business during the 1998 first quarter remained very strong, with 2.0 million new credit card accounts being opened, up 62% from the level in the year-ago quarter.

RISK MANAGEMENT

  INTEREST RATE RISK

     BANC ONE employs two methodologies to measure interest rate risk sensitivity:

     - Earnings at Risk (EAR) measures the impact of interest rate changes on forecasted earnings over the next two years (i.e., short-term).

     - Value at Risk (VAR) measures the impact of interest rate changes on the market value of equity, as represented by the present value of future cash flows from current assets, liabilities and off-balance sheet instruments (i.e.,long-term). Thus, changes in VAR represent the total changes in future earnings streams associated with current assets and liabilities discounted back to today's present value.

     EAR and VAR are measured based on the more restrictive of two interest rate scenarios: (1) +/- 100 basis point immediate and parallel shift of the yield curve or (2) the 99% statistically probable maximum interest rate move based on the preceding two years of rate volatility.

     The current EAR and VAR values relating to financial assets and liabilities as of March 31, 1998, shown in Table 12, are within the Asset Liability Committee's current risk limits.

TABLE 12: EARNINGS AT RISK AND VALUE AT RISK

                                                                     MARCH 31, 1998
                                                              ----------------------------
                                                              EARNINGS AT RISK
INTEREST RATE CHANGE                                          ----------------    VALUE AT
IN BASIS POINTS                                               YEAR 1    YEAR 2      RISK
------------------------------------------------------------------------------------------
+100 Shock..................................................   (2.4)%     (.8)%     (1.2)%
-100 Shock..................................................    2.0        .1         .7
+100 Gradual................................................   (2.1)     (1.7)       n/a(1)
-100 Gradual................................................    2.0       1.1        n/a(1)

---------------

(1) Not applicable.

  TRADING RISK

     Trading risk is measured according to the maximum adverse change in value of all trading positions within a 10 day period based on three standard deviations of historical market volatility. As of March 31, 1998, the Trading Value at Risk was $9.4 million.

  LIQUIDITY RISK

     Due to BANC ONE's capital, size and high credit quality ratings, the Corporation has access to substantial and diverse sources of liquidity. Core deposits, representing approximately 56% of total funding, remain the primary source of liquidity, and are generated by a geographically diverse retail network of affiliate banks in 12 states. In addition to retail deposits, approximately 20% of funding is supported through a variety of wholesale markets.

  CREDIT RISK FOR CAPITAL MARKETS ACTIVITIES

     There were no past due amounts or required reserves for possible credit losses at March 31, 1998, related to off-balance sheet investment product transactions, nor were there any charge-offs during the three months ended March 31, 1998. Customer cap and swap agreements are created to accommodate the needs of commercial loan customers. BANC ONE enters into offsetting transactions with third parties and has prudent controls on transaction size, term and customer disclosure guidelines. Customer contracts outstanding, excluding offsetting transactions, had notional amounts of $2.2 billion at March 31, 1998.

     Table 13 presents the estimated maturities and weighted average fixed rates of off-balance sheet investment products by type. A key assumption in the maturity information below is that future variable rates move as indicated by the forward interest rate curve in existence at March 31, 1998. To the extent that interest rates move in a fashion other than indicated in the forward interest rate curve at March 31, 1998, the maturity information will change.

TABLE 13: MATURITIES OF OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

                                                  MATURITIES OF OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
                                                               AT MARCH 31, 1998 (1)(2)(3)
                                      -----------------------------------------------------------------------------
                                                                                                 2003-                MARCH 31,
$(MILLIONS)                             1998        1999        2000       2001       2002       2007       2008+       1998
-------------------------------------------------------------------------------------------------------------------   ---------
Receive fixed swaps:
 Notional value.....................  $   972.5   $ 3,625.0   $2,160.0   $2,290.0   $1,975.0   $ 3,654.5   $1,813.8   $16,490.8
 Weighted average fixed rate
   received.........................       6.28%       6.40%      6.29%      6.21%      6.78%       6.48%      6.83%      6.46%
 Weighted average variable rate
   paid.............................       5.75%       5.89%      5.76%      5.69%      5.67%       5.78%      5.69%      5.76%
Receive fixed amortizing swaps:
 Notional value.....................  $    68.0   $    19.0   $  150.0                                                $  237.0
 Weighted average fixed rate
   received.........................       7.46%       7.26%      5.54%                                                   6.23%
 Weighted average variable rate
   paid.............................       5.87%       5.89%      5.69%                                                   5.76%
Pay fixed swaps:
 Notional value.....................  $(1,317.8)  $(1,397.2)  $ (607.7)  $ (359.2)  $ (345.3)  $(1,158.1)  $ (427.4)  $(5,612.7)
 Weighted average fixed rate paid...       5.71%       5.65%      5.60%      5.65%      5.65%       5.64%      5.64%      5.66%
 Weighted average variable rate
   received.........................       6.12%       6.06%      6.45%      6.12%      6.13%       6.30%      6.03%      6.17%
Net receive fixed position..........  $  (277.3)  $ 2,246.8   $1,702.3   $1,930.8   $1,629.7   $ 2,496.4   $1,386.4   $11,115.1
Purchased caps
 Notional value.....................  $ 1,000.4   $     0.7   $    0.7   $    3.2   $    0.6   $     8.5              $1,014.1
Basis swaps
 Notional value.....................  $   557.8   $   435.3              $   50.0              $   199.6              $1,242.7
Other (4)
 Notional value.....................  $ 1,249.1                          $  310.0   $  411.0   $   200.0              $2,170.1


                                      DECEMBER 31,
$(MILLIONS)                               1997
------------------------------------  ------------
Receive fixed swaps:
 Notional value.....................   $ 16,977.0
 Weighted average fixed rate
   received.........................         6.44%
 Weighted average variable rate
   paid.............................         5.86%
Receive fixed amortizing swaps:
 Notional value.....................   $    592.3
 Weighted average fixed rate
   received.........................         5.63%
 Weighted average variable rate
   paid.............................         5.87%
Pay fixed swaps:
 Notional value.....................   $ (5,343.1)
 Weighted average fixed rate paid...         6.24%
 Weighted average variable rate
   received.........................         5.84%
Net receive fixed position..........   $ 12,226.2
Purchased caps
 Notional value.....................   $  1,017.7
Basis swaps
 Notional value.....................   $  1,653.5
Other (4)
 Notional value.....................   $  2,499.0

---------------

(1) Maturities are based on estimated future interest rates from the forward interest curve at March 31, 1998.

(2) Variable receive and pay interest rates are based primarily on three month LIBOR or prime.

(3) Includes trading off-balance sheet financial instruments; however, customer transactions with notional amounts of $3.2 billion and $2.7 billion at March 31, 1998 and December 31, 1997, respectively, have been excluded.

(4) Other off-balance sheet financial instruments include forward-starting swaps ($900 million at March 31, 1998 and December 31, 1997), futures, forwards and options.

TABLE 14: NET UNREALIZED GAINS (LOSSES) ON OFF-BALANCE SHEET FINANCIAL
INSTRUMENTS

                                                               NET UNREALIZED GAIN (LOSS)
                                                               --------------------------
                                                               MARCH 31,     DECEMBER 31,
$(MILLIONS)                                                      1998            1997
-----------------------------------------------------------------------------------------
Receive fixed swaps.........................................    $277.1          $280.7
Receive fixed amortizing swaps..............................       (.4)            (.3)
Pay fixed swaps.............................................     (22.4)          (31.6)
Purchased caps..............................................      (1.9)           (3.4)
Basis swaps.................................................      (3.7)           (2.8)
Forward-starting and other..................................       6.0            11.8
                                                                ------          ------
Total.......................................................    $254.7          $254.4
                                                                ======          ======

     Off-balance sheet investment products are used to manage interest rate risk and the impact on net interest income reflects the cost or benefit as a result of these products. The net impact of off-balance sheet investment products was an increase in net interest income of $14.6 million for the three months ended March 31, 1998, compared with a reduction of $1.4 million for the three months ended March 31, 1997. However, these amounts alone are not an indication of the effectiveness of such instruments, as the on-balance sheet instruments hedged move in the opposite direction. In addition, the cost or benefit from hedging transactions is significantly impacted by customer preferences, the historical interest rate environment in which the instruments were acquired and current market rates.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     No material changes.

                     BANC ONE CORPORATION AND SUBSIDIARIES

                                    PART II

                               OTHER INFORMATION

Item 1.  Legal Proceedings
         Inapplicable.

Item 2.  Changes in Securities and Use of Proceeds

         (a)    Inapplicable.

         (b)    Inapplicable.

                On January 13, 1998, Banc One Capital Corporation, an indirect wholly owned subsidiary of the Registrant, acquired certain assets and the business of Fitzgerald Davis & Associates, Inc.
         (c) in exchange for 28,147 shares of the Registrant's common stock, no par value per share ("Common Stock"). The sale of the Common
                Stock in this transaction was deemed to be exempt from registration under the Securities Act of 1933, as amended (the
                "Securities Act"), in reliance on Section 4(2) of the Securities
                Act and Regulation D promulgated thereunder as a transaction by an issuer not involving any public offering.

         (d)    Inapplicable.

Item 3.  Defaults Upon Senior Securities

         Inapplicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         Inapplicable.

Item 5.  Other Information

         Inapplicable

Item 6.  Exhibits and Reports on Form 8-K

         a.     Exhibits.

                Exhibit 2.1 Agreement and Plan of Reorganization dated as of April 10, 1998, by and among the Registrant, First
                              Chicago NBD Corporation and Hornet Reorganization
                              Corporation (incorporated by reference to Exhibit
                              2.1 to the Registrant's Current Report on Form 8-
                              K dated April 10, 1998 (as amended by Form 8-K/A filed April 21, 1998)).

                Exhibit 2.2 Stock Option Agreement dated as of April 10, 1998, by and between First Chicago NBD Corporation, as issuer, and the Registrant, as grantee
                              (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated
                              April 10, 1998 (as amended by Form 8-K/A filed
                              April 21, 1998)).

                Exhibit 2.3 Stock Option Agreement dated as of April 10, 1998, by and between the Registrant, as issuer, and, First Chicago NBD Corporation, as grantee
                              (incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K dated
                              April 10, 1998 (as amended by Form 8-K/A filed
                              April 21, 1998)).

                Exhibit 3.1   Amended Articles of Incorporation of the
                              Registrant (incorporated by reference from Exhibit
                              3.1 to the Registrant's Current Report on Form 8-K dated June 27, 1997)

                Exhibit 3.2   Code of Regulations of the Registrant
                              (incorporated by reference from Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991).

                Exhibit 11    Statement Regarding Computation of Earnings per
                              Common Share

                Exhibit 12    Statement Regarding Computation of Ratio of
                              Earnings to Fixed Charges

                Exhibit 27    Financial Data Schedules

                Exhibit 99.1 Unaudited pro forma condensed combined financial information showing the impact of the merger of the Registrant and First Chicago NBD Corporation on the historical financial position and results of operations of the Registrant under the "pooling of interests" method of accounting (incorporated by reference from Exhibit 99.7 to the Registrant's
                              Current Report on Form 8-K dated April 10, 1998
                              (as amended by Form 8-K/A filed April 21, 1998).

         b.     Reports on Form 8-K

                The following reports on Form 8-K were filed by BANC ONE during the quarter ended March 31, 1998:

                Current Report on Form 8-K dated January 20, 1998 (filed January
                26, 1998) (Items 5 and 7).

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

                                                       BANC ONE CORPORATION

            May 15, 1998                               /s/ WILLIAM C. LEITER
------------------------------------   -----------------------------------------------------
                Date                                     William C. Leiter
                                                     Chief Accounting Officer