Form 10-Q
period 1998-06-30
BANC ONE CORP /OH/
filed 1998-08-13
CIK 36090

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

    For The Quarterly Period Ended June 30, 1998

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

The number of shares outstanding of the registrant's common stock, no par value, $5 stated value, was 704,860,781 at July 31, 1998.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     BANC ONE CORPORATION AND SUBSIDIARIES

                                   FORM 10-Q

                               TABLE OF CONTENTS

              PART I -- FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
            Consolidated Balance Sheet......................     3
            Consolidated Statement of Income................     4
            Consolidated Condensed Statement of Cash
            Flows...........................................     5
            Consolidated Statement of Changes in
            Stockholders' Equity............................     6
            Notes to the Consolidated Financial
            Statements......................................     7
            Consolidated Quarterly Financial Data...........    10
            Average Balances, Income and Expense, Yields and
            Rates...........................................    12

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
            Acquisitions and Pending Mergers................    14
            "Reported" vs "Managed" Analysis................    15
            Results of Operations...........................    15
               Overview.....................................    15
               Net Interest Income/Net Interest Margin......    15
               Noninterest Income...........................    18
               Noninterest Expense..........................    19
               Income Taxes.................................    20
            Line of Business Results........................    20
            Balance Sheet Analysis..........................    21
               Securities...................................    21
               Loans and Leases.............................    21
               Other Assets.................................    22
               Deposits.....................................    22
               Borrowings...................................    23
               Capital......................................    23
            Credit Quality..................................    23
            Performance Analysis -- Managed Portfolio.......    25
            Risk Management.................................    28

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
  MARKET RISK...............................................    30

                PART II -- OTHER INFORMATION
Item 1. Legal Proceedings...................................    31
Item 2. Changes in Securities and Use of Proceeds...........    31
Item 3. Defaults upon Senior Securities.....................    31
Item 4. Submission of Matters to a Vote of Security
  Holders...................................................    31
Item 5. Other Information...................................    32
Item 6. Exhibits and Reports on Form 8-K....................    32

Signatures..................................................    33

BANC ONE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

                                                                JUNE 30,       DECEMBER 31,
$(MILLIONS, EXCEPT SHARE AMOUNTS) (UNAUDITED)                     1998             1997
-------------------------------------------------------------------------------------------
ASSETS:
Cash and due from banks.....................................   $  8,174.3       $  8,162.3
Short-term investments......................................        765.4            938.6
Loans held for sale.........................................      3,436.2          2,362.0
Securities:
  Securities held to maturity...............................        691.0            785.3
  Securities available for sale.............................     19,570.8         16,711.3
                                                               ----------       ----------
     Total securities (fair value approximates $20,273.9 and
      $17,511.4 at June 30, 1998, and December 31, 1997,
      respectively).........................................     20,261.8         17,496.6
Loans and leases (net of unearned income of $2,248.4 and
  $2,017.0 and allowance for credit losses of $1,343.3 and
  $1,409.1 at June 30, 1998, and December 31, 1997,
  respectively).............................................     82,682.7         87,083.8
Other assets:
  Bank premises and equipment, net..........................      2,055.5          2,045.3
  Interest earned, not collected............................        923.6            925.8
  Other real estate owned...................................         86.7             70.1
  Excess of cost over net assets of affiliates purchased....        716.2            755.2
  Other.....................................................      4,916.5          5,557.7
                                                               ----------       ----------
       Total other assets...................................      8,698.5          9,354.1
                                                               ----------       ----------
       TOTAL ASSETS.........................................   $124,018.9       $125,397.4
                                                               ==========       ==========
LIABILITIES:
Deposits:
  Noninterest-bearing.......................................   $ 21,481.9       $ 19,862.3
  Interest-bearing..........................................     63,472.0         65,357.6
                                                               ----------       ----------
     Total deposits.........................................     84,953.9         85,219.9
Federal funds purchased and repurchase agreements...........      8,707.4         11,075.0
Other short-term borrowings.................................      3,099.5          3,095.8
Long-term debt..............................................     11,656.0         11,457.2
Accrued interest payable....................................        516.9            544.7
Other liabilities...........................................      3,510.9          2,801.5
                                                               ----------       ----------
       TOTAL LIABILITIES....................................    112,444.6        114,194.1
                                                               ----------       ----------
STOCKHOLDERS' EQUITY:
Series C convertible preferred stock, 35,000,000 shares
  authorized, no par value, 2,707,917 shares issued and
  outstanding at December 31, 1997..........................                         135.4
Common stock, no par value, $5 stated value, 950,000,000
  shares authorized; 704,322,047 and 701,207,558 shares
  issued at June 30, 1998, and December 31, 1997,
  respectively..............................................      3,521.6          3,506.0
Capital in excess of aggregate stated value of common
  stock.....................................................      6,771.6          6,803.9
Retained earnings...........................................      1,170.3            672.0
Accumulated change related to other nonowner transactions...        110.8            154.7
Treasury stock (1,421,331 shares at December 31, 1997), at
  cost......................................................                         (68.7)
                                                               ----------       ----------
       TOTAL STOCKHOLDERS' EQUITY...........................     11,574.3         11,203.3
                                                               ----------       ----------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...........   $124,018.9       $125,397.4
                                                               ==========       ==========

The accompanying notes are an integral part of the consolidated financial statements.

BANC ONE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

                                                    FOR THE THREE MONTHS     FOR THE SIX MONTHS
                                                       ENDED JUNE 30,          ENDED JUNE 30,
                                                    --------------------    --------------------
$(MILLIONS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)     1998        1997        1998        1997
------------------------------------------------------------------------------------------------
INTEREST INCOME:
  Loans and leases................................  $2,026.7    $2,130.8    $4,113.1    $4,240.5
  Securities:
     Taxable......................................     349.3       297.7       627.8       608.7
     Tax-exempt...................................      17.2        22.1        35.9        45.4
  Loans held for sale.............................      76.5        78.3       159.9       122.5
  Other...........................................      16.5        11.5        29.0        22.9
                                                    --------    --------    --------    --------
       TOTAL INTEREST INCOME......................   2,486.2     2,540.4     4,965.7     5,040.0
INTEREST EXPENSE:
  Deposits:
     Demand, savings and money market deposits....     341.2       293.3       672.0       570.1
     Time deposits................................     352.2       408.2       720.5       817.0
  Borrowings......................................     363.9       384.6       726.0       740.6
                                                    --------    --------    --------    --------
       TOTAL INTEREST EXPENSE.....................   1,057.3     1,086.1     2,118.5     2,127.7
                                                    --------    --------    --------    --------
       NET INTEREST INCOME........................   1,428.9     1,454.3     2,847.2     2,912.3
Provision for credit losses.......................     193.8       410.5       406.1       695.7
                                                    --------    --------    --------    --------
       Net interest income after provision for
          credit losses...........................   1,235.1     1,043.8     2,441.1     2,216.6
NONINTEREST INCOME:
  Investment management and advisory activities...      95.1        82.0       187.0       161.7
  Service charges on deposit accounts.............     197.4       189.1       394.3       369.1
  Loan servicing income...........................     477.6       385.8     1,018.1       709.4
  Securities gains, net...........................      42.4        17.9        65.4        33.1
  Other...........................................     468.3       200.0       798.2       447.2
                                                    --------    --------    --------    --------
       TOTAL NONINTEREST INCOME...................   1,280.8       874.8     2,463.0     1,720.5
NONINTEREST EXPENSE:
  Salary and related costs........................     663.9       607.2     1,345.5     1,219.2
  Net occupancy and equipment.....................     111.3        83.0       216.0       169.4
  Depreciation and amortization...................     116.1       118.3       233.7       233.9
  Outside services and processing.................     270.0       201.6       491.6       400.7
  Marketing and development.......................     192.0       204.1       374.6       337.9
  Communication and transportation................     124.5       110.3       242.6       210.3
  Restructuring charges...........................     126.9       337.3       126.9       337.3
  Other...........................................     203.7       144.7       357.9       288.9
                                                    --------    --------    --------    --------
       TOTAL NONINTEREST EXPENSE..................   1,808.4     1,806.5     3,388.8     3,197.6
                                                    --------    --------    --------    --------
Income before income taxes........................     707.5       112.1     1,515.3       739.5
Provision for income taxes........................     220.2        63.4       479.6       279.9
                                                    --------    --------    --------    --------
NET INCOME........................................  $  487.3    $   48.7    $1,035.7    $  459.6
                                                    ========    ========    ========    ========
NET INCOME PER COMMON SHARE:
     NET INCOME PER COMMON SHARE, BASIC...........  $    .69    $    .06    $   1.47    $    .66
                                                    ========    ========    ========    ========
     NET INCOME PER COMMON SHARE, DILUTED.........  $    .68    $    .06    $   1.45    $    .65
                                                    ========    ========    ========    ========

The accompanying notes are an integral part of the consolidated financial statements.

BANC ONE CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                                                                 SIX MONTHS ENDED
                                                                     JUNE 30,
                                                              ----------------------
                  $(MILLIONS) (UNAUDITED)                       1998         1997
------------------------------------------------------------------------------------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
  Net income................................................  $ 1,035.7    $   459.6
  Depreciation expense......................................      183.7        171.4
  Amortization of other intangibles.........................       50.0         62.5
  Other cash provided by operating activities...............      389.7        527.0
                                                              ---------    ---------
       Net cash provided by operating activities............    1,659.1      1,220.5
                                                              ---------    ---------
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
  Securities available for sale activity:
     Purchases..............................................   (5,788.7)    (3,471.5)
     Maturities.............................................    1,653.1      2,035.6
     Sales..................................................    5,055.8      3,809.8
  Securities held to maturity activity:
     Purchases..............................................                  (493.9)
     Maturities.............................................       72.8        607.1
  Loan activity:
     Net increase, excluding sales and purchases............   (3,668.8)    (3,176.1)
     Sales..................................................    5,536.9        736.7
     Purchases and related premiums.........................     (889.3)      (447.5)
  Net (increase) decrease in short-term investments.........      173.2        (97.3)
  Additions to bank premises and equipment..................     (288.5)      (188.4)
  Sale of banks and branch offices..........................   (1,880.2)       (22.3)
  Net increase in credit card securitization activity.......     (632.4)    (1,017.9)
  Net cash acquired in acquisitions.........................                   240.7
  All other investing activities, net.......................       55.6         93.9
                                                              ---------    ---------
       Net cash used in investing activities................     (600.5)    (1,391.1)
                                                              ---------    ---------
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Net increase in demand savings and money market
     deposits...............................................    3,697.3      1,540.0
  Net decrease in time deposits.............................   (1,629.1)      (725.2)
  Net decrease in short-term borrowings.....................   (2,363.9)    (3,230.4)
  Issuance of long-term borrowings, net.....................    1,587.3      4,048.0
  Repayment of long-term borrowings.........................   (1,717.4)      (630.6)
  Cash dividends paid.......................................     (529.9)      (381.9)
  Purchase of treasury stock................................     (146.3)      (710.3)
  All other financing activities, net.......................       55.4         93.1
                                                              ---------    ---------
       Net cash (used in) provided by financing
        activities..........................................   (1,046.6)         2.7
                                                              ---------    ---------
  Increase (decrease) in cash and cash equivalents..........       12.0       (167.9)
  Cash and cash equivalents at January 1....................    8,162.3      6,967.8
                                                              ---------    ---------
  Cash and cash equivalents at June 30......................  $ 8,174.3    $ 6,799.9
                                                              =========    =========

The accompanying notes are an integral part of the consolidated financial statements.

BANC ONE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                 SIX MONTHS ENDED
                                                                     JUNE 30,
                                                              ----------------------
     $(MILLIONS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)          1998         1997
------------------------------------------------------------------------------------
BALANCE, BEGINNING OF PERIOD................................  $11,203.3    $10,608.0
Net income..................................................    1,035.7        459.6
Changes related to other nonowner transactions:
  Change in unrealized holding gains (losses) on securities
     available for sale, net of tax.........................      (43.9)         9.3
                                                              ---------    ---------
       Total net income and changes related to other
        nonowner transactions...............................      991.8        468.9
                                                              ---------    ---------
Exercise of stock options, net of shares purchased..........      (15.8)        14.5
Shares issued in acquisitions...............................        1.4        538.4
Stock transactions related to employee benefit plans and
  other.....................................................       69.8         78.0
Cash dividends:
  Common ($.76 and $.69 per share for the six months ended
     June 30, 1998 and 1997, respectively)..................     (527.8)      (323.5)
  Series C Preferred ($.88 and $1.75 per share for the six
     months ended June 30, 1998 and 1997, respectively).....       (2.1)        (6.6)
  Preferred stock of pooled affiliate.......................                   (51.8)
Purchase of treasury stock..................................     (146.3)      (707.3)
                                                              ---------    ---------
BALANCE, END OF PERIOD......................................  $11,574.3    $10,618.6
                                                              =========    =========

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION

     The accompanying consolidated financial statements are unaudited. However, in the opinion of management, they contain the adjustments, all of which are normal and recurring in nature, necessary to present fairly the consolidated financial position, results of operations and changes in cash flow. The consolidated financial statements and notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 1997, and the Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, should be read in conjunction with these consolidated financial statements. The "Corporation" is defined as the parent company only. "BANC ONE" refers to the Corporation and all significant majority-owned subsidiaries. Certain prior period amounts have been reclassified to be consistent with current presentation.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.  ACQUISITION

     On June 12, 1998, the Corporation completed its acquisition of First Commerce Corporation ("First Commerce") located in New Orleans, Louisiana, resulting in the issuance of approximately 56 million shares of the Corporation's common stock valued at $3.5 billion for all the outstanding shares of First Commerce common stock, in a tax-free exchange. First Commerce was a multi-bank holding company with total assets of approximately $9.3 billion and stockholders' equity of approximately $804.6 million at June 12, 1998. The acquisition was accounted for as a pooling of interests and, therefore, these consolidated financial statements have been restated for all periods presented to include the results of operations, financial position and changes in cash flows of First Commerce. For further information, see BANC ONE's current report on Form 8-K dated July 24, 1998.

     In connection with the First Commerce merger, BANC ONE identified restructuring and merger integration charges of $182.0 million ($127.3 million after tax), of which $126.9 million was recorded as a restructuring charge, $43.6 million represented integration costs, and $11.5 million was associated with Year 2000 compliance. The restructuring charge of $126.9 million associated with the First Commerce merger consisted of employee benefits, severance and retention costs, and other merger-related costs.

     The separate results of operations for BANC ONE and First Commerce were as follows:

                                                   THREE MONTHS ENDED        SIX MONTHS ENDED
                                                        JUNE 30,                 JUNE 30,
                                                 ----------------------    ---------------------
                 $(MILLIONS)                       1998         1997         1998         1997
------------------------------------------------------------------------------------------------
REVENUE:
  BANC ONE...................................    $3,506.6     $ 3,190.3    $6,944.7     $6,321.6
  First Commerce.............................       260.4         224.9       484.0        438.9
                                                 --------     ---------    --------     --------
                                                 $3,767.0     $ 3,415.2    $7,428.7     $6,760.5
                                                 ========     =========    ========     ========
NET INCOME:
  BANC ONE...................................    $  536.6     $    15.8    $1,054.2     $  397.7
  First Commerce.............................       (49.3)(a)      32.9       (18.5)(a)     61.9
                                                 --------     ---------    --------     --------
                                                 $  487.3     $    48.7    $1,035.7     $  459.6
                                                 ========     =========    ========     ========

---------------

(a) Includes accounting conformity and acquisition-related charges.

3.  PENDING MERGER

     On April 10, 1998, the Corporation entered into an agreement to merge with First Chicago NBD Corporation ("First Chicago"), a multi-bank holding company headquartered in Chicago with approximately

$119.8 billion in assets at June 30, 1998. The new company will be named BANK ONE CORPORATION. Terms of the agreement call for First Chicago shareholders to receive 1.62 shares of the new company in exchange for each share of First Chicago stock. In the transaction, each share of BANC ONE common stock will continue to represent one share of BANK ONE CORPORATION common stock after the merger. The transaction, subject to regulatory and shareholder approval, is expected to be completed during the second half of 1998, and will be accounted for as a pooling of interests. In conjunction with the merger, BANC ONE and First Chicago expect that the new company will incur a pre-tax restructuring charge of approximately $1.25 billion. For further information, see BANC ONE's Current Report on Form 8-K dated April 10, 1998 (as amended by Form 8-K/A filed April 21, 1998 and Form 8-K/A filed May 19, 1998), which is incorporated herein by reference.

4.  CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

     Supplemental disclosures for the consolidated condensed statement of cash flows are as follows: common stock issued and treasury stock reissued in purchase acquisitions was $1.4 million and $538.4 million for the six months ended June 30, 1998 and 1997, respectively, and securities trades not settled decreased $156.2 million and $2.3 billion for the six months ended June 30, 1998 and 1997, respectively. Finally, in connection with the First USA merger, $3.6 billion of mortgage-backed securities were reclassified from held to maturity to available for sale during the 1997 second quarter.

     In addition, noncash investing activities for the six months ended June 30, 1998, included the following transfers of securitization-related assets: (1) an interest-only strip of $469.4 million was transferred from other assets to securities available for sale and (2) certificated retained interests in credit card securitizations of $2.4 billion were transferred from loans to securities available for sale.

5.  EARNINGS PER SHARE

                                                           THREE MONTHS         SIX MONTHS
                                                               ENDED               ENDED
                                                             JUNE 30,            JUNE 30,
                                                          ---------------    -----------------
         $(MILLIONS, EXCEPT PER SHARE AMOUNTS)             1998     1997       1998      1997
----------------------------------------------------------------------------------------------
BASIC:
  EARNINGS:
     Net income.........................................  $487.3   $ 48.7    $1,035.7   $459.6
     Deduct: Dividends on preferred shares..............              6.1         2.1     12.4
                                                          ------   ------    --------   ------
                                                          $487.3   $ 42.6    $1,033.6   $447.2
                                                          ======   ======    ========   ======
  SHARES:
     Weighted average common shares outstanding.........   703.5    675.2       701.1    676.2
                                                          ======   ======    ========   ======
NET INCOME PER COMMON SHARE, BASIC......................  $  .69   $  .06    $   1.47   $  .66
                                                          ======   ======    ========   ======
DILUTED:
  EARNINGS:
     Net income.........................................  $487.3   $ 48.7    $1,035.7   $459.6
     Interest expense on convertible debentures, net of
       tax..............................................     1.5      1.6         3.2      3.3
     Anti-dilutive effect of preferred dividends (1)....             (6.1)
                                                          ------   ------    --------   ------
                                                          $488.8   $ 44.2    $1,038.9   $462.9
                                                          ======   ======    ========   ======
  SHARES:
     Weighted average common shares outstanding.........   703.5    675.2       701.1    676.2
     Add: Dilutive effect of outstanding options........     7.6     12.9         8.0     12.9
     Add: Conversion of preferred stock (1).............      .2                  2.8     18.8
     Add: Other dilutive contingent share issuances.....     4.0      4.5         4.1      4.5
                                                          ------   ------    --------   ------
     Weighted average common shares outstanding.........   715.3    692.6       716.0    712.4
                                                          ======   ======    ========   ======
NET INCOME PER COMMON SHARE, DILUTED....................  $  .68   $  .06    $   1.45   $  .65
                                                          ======   ======    ========   ======

---------------

(1) The calculation for the three months ended June 1997 excludes the impact of conversion of preferred stock because of its antidilutive effect on earnings per share.

6.  CHANGES IN STOCKHOLDERS' EQUITY

     In addition to net income, BANC ONE has identified changes related to other nonowner transactions in the Consolidated Statement of Changes in Stockholders' Equity. For BANC ONE, changes in other nonowner transactions consist entirely of changes in unrealized holding gains and losses on securities available for sale.

                                                     SIX MONTHS ENDED                      SIX MONTHS ENDED
                                                       JUNE 30, 1998                         JUNE 30, 1997
                                            -----------------------------------   -----------------------------------
                                                            TAX                                   TAX
                                            BEFORE-TAX   (EXPENSE)    AFTER-TAX   BEFORE-TAX   (EXPENSE)    AFTER-TAX
               $(MILLIONS)                    AMOUNT     OR BENEFIT    AMOUNT       AMOUNT     OR BENEFIT    AMOUNT
---------------------------------------------------------------------------------------------------------------------
UNREALIZED GAINS ON SECURITIES:
  Unrealized holding gains arising during
    period................................    $  7.3       $ (2.3)     $  5.0      $  51.1       $(19.3)     $ 31.8
  Less: reclassification adjustment for
    gain realized in net income...........     (71.6)        22.7       (48.9)       (36.1)        13.6       (22.5)
                                              ------       ------      ------      -------       ------      ------
Change related to other nonowner
  transactions............................    $(64.3)      $ 20.4      $(43.9)     $  15.0       $ (5.7)     $  9.3
                                              ======       ======      ======      =======       ======      ======

     On January 20, 1998, the Corporation announced the election to redeem all of the shares of BANC ONE's Series C Convertible Preferred Stock ("preferred stock") on April 16, 1998, at the redemption price of $51.05 per share plus the amount of any dividends accrued and unpaid.

     In addition, of the approximately 56 million shares of BANC ONE stock issued in the acquisition of First Commerce, approximately four million shares were shares of treasury stock.

7.  NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement establishes standards for reporting operating segments and requires certain other disclosures about products and services, geographic areas and major customers. The disclosure requirements are effective for the year ended December 31, 1998. The Statement requires selected information about operating segments in interim financial reports beginning in 1999. BANC ONE expects to report the following lines of business in its segment disclosures for the year ended December 31, 1998: the Banc One Commercial Banking Group, the Banc One Retail Banking Group, First USA, the Finance One Group and the Banc One Capital Holdings Group. These segments may change as a result of the merger with First Chicago.

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. BANC ONE adopted SOP 98-1 effective for the first quarter of 1998. These costs will be amortized on a straight-line basis over the period of benefit, not to exceed five years, and will be periodically reviewed for possible impairment.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999, and may be implemented as of the beginning of any fiscal quarter after issuance. SFAS No. 133 may not be applied retroactively. Management has not yet quantified the impact of adopting SFAS No. 133 on BANC ONE's financial statements and has not yet determined the timing or method of adoption of SFAS No. 133.

CONSOLIDATED QUARTERLY FINANCIAL DATA

                                                                           QUARTERS
                                                --------------------------------------------------------------
                                                         1998                             1997
                                                -----------------------   ------------------------------------
$(MILLIONS, EXCEPT PER SHARE DATA) (UNAUDITED)    SECOND       FIRST        FOURTH       THIRD        SECOND
--------------------------------------------------------------------------------------------------------------
CONDENSED INCOME STATEMENT:
  Total interest income (1)............         $  2,502.3   $  2,493.8   $  2,505.7   $  2,582.0   $  2,556.3
  Total interest expense...............            1,057.3      1,061.2      1,074.8      1,105.5      1,086.1
                                                ----------   ----------   ----------   ----------   ----------
     Net interest income (1)...........            1,445.0      1,432.6      1,430.9      1,476.5      1,470.2
  Provision for credit losses..........              193.8        212.3        281.1        286.6        410.5
  Non-interest income..................            1,280.8      1,182.2      1,142.7      1,151.2        874.8
  Non-interest expense.................            1,808.4      1,580.4      1,568.4      1,619.1      1,806.5
  Taxable equivalent adjustment........               16.1         14.3         15.3         15.0         15.9
                                                ----------   ----------   ----------   ----------   ----------
     Income before income taxes........              707.5        807.8        708.8        707.0        112.1
  Income tax provision:................              220.2        259.4        201.9        242.2         63.4
                                                ----------   ----------   ----------   ----------   ----------
     Net income........................         $    487.3   $    548.4   $    506.9   $    464.8   $     48.7
                                                ==========   ==========   ==========   ==========   ==========
  Net income available to common
     stockholders......................         $    487.3   $    546.3   $    504.5   $    461.8   $     42.6
                                                ==========   ==========   ==========   ==========   ==========
KEY AVERAGE BALANCES:
  Total securities (2).................         $ 20,695.5   $ 18,348.7   $ 16,524.0   $ 17,396.5   $ 19,672.1
  Total loans and leases...............           86,477.2     87,792.9     89,536.2     91,577.7     86,857.1
  Total assets.........................          124,090.8    123,759.3    121,781.7    122,715.3    121,590.4
  Total deposits.......................           83,856.0     84,042.3     82,895.9     82,899.5     81,399.8
  Total borrowed funds.................           25,123.3     25,063.8     24,595.1     26,122.2     26,602.0
  Common stockholders' equity..........         $ 11,307.7   $ 10,920.7   $ 10,706.5   $ 10,444.9   $ 10,560.3
MARGIN ANALYSIS (1)(3)(4):
  Net interest income..................               5.25%        5.30%        5.27%        5.31%        5.38%
  Net funds function...................               4.55%        4.52%        4.23%        4.27%        3.88%
KEY OPERATING RATIOS:
  Return on average assets (3).........               1.58%        1.80%        1.65%        1.50%         .16%
  Return on average common
     equity (3)........................              17.29        20.29        18.69        17.54         1.62
  Return on average total
     equity (3)........................              17.28        20.13        18.54        17.36         1.82
  Average common equity to average assets...          9.11         8.82         8.79         8.51         8.69
  Average total equity to average assets...           9.12         8.93         8.91         8.66         8.84
  Tier I capital ratio.................               9.03         8.94         8.57         8.60         8.37
  Total risk adjusted capital ratio....              13.47        13.60        12.97        13.09        12.84
  Tier I leverage ratio................               8.54%        8.18%        7.93%        7.66%        7.66%

---------------

(1) Fully taxable equivalent basis. The Federal statutory rate used was 35% for all periods presented.

(2) Average balances are based on amortized historical cost excluding SFAS 115 adjustments to fair value which are included in other assets.

(3) Ratios presented on an annualized basis.

(4) As a percent of average earning assets.

(5) Excludes certain smaller balance loans collectively evaluated for impairment.

(6) Includes loans held for sale.

(7) Excluding nonperforming loans.

(8) Second and third quarter 1997 periods have not been restated for the 10% stock dividend.

                                                                           QUARTERS
                                                --------------------------------------------------------------
                                                         1998                             1997
                                                -----------------------   ------------------------------------
$(MILLIONS, EXCEPT PER SHARE DATA) (UNAUDITED)    SECOND       FIRST        FOURTH       THIRD        SECOND
--------------------------------------------------------------------------------------------------------------
CREDIT ANALYSIS:
  Net charge-offs to average loans and leases
     (3)...............................               1.07%        1.06%        1.32%        1.29%        1.36%
  Ending allowance to loans and leases...             1.60         1.60         1.59         1.60         1.60
  Nonperforming assets to loans and leases
     (5)(6)............................                .70          .71          .57          .59          .53
  Loans delinquent 90 or more days to loans
     and leases (6)(7).................                .60          .62          .64          .74          .57
  Allowance to nonperforming loans.....             254.17%      250.96%      316.23%      307.03%      336.95%
MANAGED DATA:
  Total average loans and leases (6)...         $122,211.9   $122,146.4   $119,954.5   $117,936.5   $113,059.3
  Net interest margin (1)(3)...........               6.33%        6.43%        6.17%        6.20%        6.11%
  Net funds function (1)(3)............               4.43         4.50         4.32         4.36         3.88
  Credit card net charge-offs to average
     credit card loans (3).............               5.84         5.96         5.35         5.75         6.18
  Credit card loans delinquent 90 or more days
     to credit card loans..............               2.18%        2.38%        2.28%        2.02%        2.10%
COMMON STOCK:
  Per common share data
     Net income, basic.................         $      .69   $      .78   $      .73   $      .67   $      .06
     Net income, diluted...............                .68          .77          .71          .65          .06
     Cash dividends declared...........                .38          .38         .345         .345         .345
     Book value (8)....................         $    16.43   $    16.05   $    15.82   $    16.74   $    16.40
  Average shares outstanding, basic....              703.5        698.4        699.3        695.9        675.2
  Average shares outstanding, diluted..              715.3        716.6        719.3        719.4        692.6
  Shares traded, as originally reported..            133.9        105.5        113.3        102.8        125.6
  Stock price:
     High..............................         $    65.63   $    63.94   $    54.37   $    52.10   $    45.57
     Low...............................              54.94        44.66        43.01        43.24        35.57
     Close.............................         $    55.81   $    63.25   $    49.37   $    50.91   $    44.04

AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES (1)

                                                     THREE MONTHS ENDED               THREE MONTHS ENDED
                                                       JUNE 30, 1998                    JUNE 30, 1997
                                               ------------------------------   ------------------------------
                                                AVERAGE     INCOME/    YIELD/    AVERAGE     INCOME/    YIELD/
$(MILLIONS) (UNAUDITED)                         BALANCES    EXPENSE     RATE     BALANCES    EXPENSE     RATE
--------------------------------------------------------------------------------------------------------------
ASSETS:
Short-term investments.......................  $  1,225.4   $   16.5     5.40%  $    848.7   $   11.5     5.43%
Loans held for sale..........................     1,963.9       76.5    15.62      2,317.7       78.3    13.55
Securities: (2)
  Taxable....................................    19,435.1      349.8     7.22     18,124.0      297.8     6.59
  Tax-exempt.................................     1,260.4       25.6     8.15      1,548.1       32.4     8.39
                                               ----------   --------            ----------   --------
    Total securities.........................    20,695.5      375.4     7.28     19,672.1      330.2     6.73
Loans and leases: (3)
  Commercial:
    Commercial...............................    24,665.0      500.5     8.14     22,584.7      475.8     8.45
    Commercial real estate...................     6,673.2      148.1     8.90      7,072.6      159.1     9.02
    Construction real estate.................     4,212.0       99.0     9.43      4,085.1       98.2     9.64
    Lease financing..........................     2,814.1       51.7     7.37      2,421.9       45.0     7.45
  Consumer:
    Residential real estate..................     6,651.3      154.3     9.30      7,977.8      182.9     9.20
    Home equity..............................     9,969.2      240.6     9.68      7,895.2      192.3     9.77
    Indirect.................................     8,817.1      202.8     9.23      9,923.1      229.9     9.29
    Auto lease...............................     7,663.2      166.9     8.74      5,663.5      122.9     8.70
    Student..................................     2,432.1       46.7     7.70      2,403.1       45.5     7.59
    Other....................................     4,365.1      123.3    11.33      4,690.2      131.9    11.28
  Credit card................................     8,214.9      300.0    14.65     12,139.9      452.8    14.96
                                               ----------   --------            ----------   --------
    Total loans and leases...................    86,477.2    2,033.9     9.43     86,857.1    2,136.3     9.87
                                               ----------   --------            ----------   --------
    Total earning assets.....................   110,362.0    2,502.3     9.09    109,695.6    2,556.3     9.35
Allowance for credit losses..................    (1,350.9)                        (1,302.5)
Other assets.................................    15,079.7                         13,197.3
                                               ----------                       ----------
TOTAL ASSETS.................................  $124,090.8                       $121,590.4
                                               ==========                       ==========
LIABILITIES:
Deposits:
  Noninterest-bearing demand.................  $ 18,824.6                       $ 16,628.2
  Interest-bearing demand....................     2,662.6       11.0     1.66      2,868.6       13.6     1.90
  Savings and money market...................    35,974.3      330.2     3.68     32,263.9      279.7     3.48
  Time deposits:
    CDs less than $100,000...................    18,325.0      243.5     5.33     20,309.7      280.4     5.54
    CDs $100,000 and over:
      Domestic...............................     5,465.6       73.9     5.42      7,170.0       98.3     5.50
      Foreign................................     2,603.9       34.8     5.36      2,159.4       29.5     5.48
                                               ----------   --------            ----------   --------
         Total deposits......................    83,856.0      693.4     3.32     81,399.8      701.5     3.46
Borrowed funds:
  Short-term.................................    13,152.8      176.3     5.38     17,485.4      238.9     5.48
  Long-term..................................    11,970.5      187.6     6.29      9,116.6      145.7     6.41
                                               ----------   --------            ----------   --------
      Total borrowed funds...................    25,123.3      363.9     5.81     26,602.0      384.6     5.80
                                               ----------   --------            ----------   --------
      Total interest-bearing liabilities.....    90,154.7    1,057.3     4.70     91,373.6    1,086.1     4.77
Other liabilities............................     3,799.7                          2,839.4
                                               ----------                       ----------
TOTAL LIABILITIES............................   112,779.0                        110,841.2
Preferred stock..............................         4.1                            188.9
Common stockholders' equity..................    11,307.7                         10,560.3
                                               ----------                       ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...  $124,090.8                       $121,590.4
                                               ==========                       ==========
Net interest rate spread.....................                            4.39                             4.58
NET INTEREST INCOME AND NET INTEREST
  MARGIN.....................................                1,445.0     5.25                 1,470.2     5.38
Provision for credit losses..................                 (193.8)    (.70)                 (410.5)   (1.50)
                                                            --------   ------                --------   ------
NET FUNDS FUNCTION...........................               $1,251.2     4.55%               $1,059.7     3.88%
                                                            ========   ======                ========   ======

---------------

(1) Income amounts are presented on a fully taxable equivalent (FTE) basis. The federal statutory rate was 35% for all periods presented.

(2) Average securities balances are based on amortized historical cost, excluding SFAS 115 adjustments to fair value which are included in other assets.

(3) Nonaccrual loans are included in loan balances. Interest income includes related fee income.

                                                     SIX MONTHS ENDED                 SIX MONTHS ENDED
                                                      JUNE 30, 1998                     JUNE 30, 1997
                                              ------------------------------   -------------------------------
                                               AVERAGE     INCOME/    YIELD/    AVERAGE     INCOME/    YIELD/
$(MILLIONS) (UNAUDITED)                        BALANCES    EXPENSE     RATE     BALANCES    EXPENSE     RATE
--------------------------------------------------------------------------------------------------------------
ASSETS:
Short-term investments......................  $  1,096.4   $   29.0     5.33%  $    874.6   $   22.9      5.28%
Loans held for sale.........................     2,216.3      159.9    14.55      1,871.6      122.5     13.20
Securities: (2)
  Taxable...................................    18,224.4      628.6     6.96     18,712.6      608.9      6.56
  Tax-exempt................................     1,304.2       53.1     8.21      1,603.2       66.6      8.38
                                              ----------   --------            ----------   --------
    Total securities........................    19,528.6      681.7     7.04     20,315.8      675.5      6.71
Loans and leases: (3)
  Commercial:
    Commercial..............................    24,315.8      985.1     8.17     22,048.7      915.1      8.37
    Commercial real estate..................     6,716.6      297.9     8.94      7,138.3      316.6      8.94
    Construction real estate................     4,130.8      195.0     9.52      4,023.1      192.3      9.64
    Lease financing.........................     2,786.4      102.1     7.39      2,367.6       85.9      7.32
  Consumer:
    Residential real estate.................     7,470.7      341.7     9.22      7,810.1      353.6      9.13
    Home equity.............................     9,819.9      470.2     9.66      7,715.0      374.0      9.78
    Indirect................................     8,690.9      397.7     9.23      9,973.7      451.4      9.13
    Auto lease..............................     7,323.7      339.1     9.34      5,210.5      223.5      8.65
    Student.................................     2,455.2       93.2     7.65      2,409.0       90.8      7.60
    Other...................................     4,478.4      281.7    12.68      4,669.3      287.6     12.42
  Credit card...............................     8,943.1      621.8    14.02     12,930.0      960.2     14.98
                                              ----------   --------            ----------   --------
    Total loans and leases..................    87,131.5    4,125.5     9.55     86,295.3    4,251.0      9.93
                                              ----------   --------            ----------   --------
    Total earning assets....................   109,972.8    4,996.1     9.16    109,357.3    5,071.9      9.35
Allowance for credit losses.................    (1,356.1)                        (1,292.3)
Other assets................................    15,309.4                         12,639.6
                                              ----------                       ----------
TOTAL ASSETS................................  $123,926.1                       $120,704.6
                                              ==========                       ==========
LIABILITIES:
Deposits:
  Noninterest-bearing demand................  $ 18,763.9                       $ 16,261.4
  Interest-bearing demand...................     2,724.0       23.9     1.77      3,029.1       28.6      1.90
  Savings and money market..................    35,462.8      648.1     3.69     31,883.5      541.5      3.42
  Time deposits:
    CDs less than $100,000..................    18,681.4      495.8     5.35     20,303.1      557.6      5.54
    CDs $100,000 and over:
      Domestic..............................     5,672.3      153.6     5.46      7,185.9      194.9      5.47
      Foreign...............................     2,644.1       71.1     5.42      2,393.8       64.5      5.43
                                              ----------   --------            ----------   --------
         Total deposits.....................    83,948.5    1,392.5     3.35     81,056.8    1,387.1      3.45
Borrowed funds:
  Short-term................................    13,327.9      358.0     5.42     18,044.1      478.1      5.34
  Long-term.................................    11,765.8      368.0     6.31      8,189.2      262.5      6.46
                                              ----------   --------            ----------   --------
      Total borrowed funds..................    25,093.7      726.0     5.83     26,233.3      740.6      5.69
                                              ----------   --------            ----------   --------
      Total interest-bearing liabilities....    90,278.3    2,118.5     4.73     91,028.7    2,127.7      4.71
Other liabilities...........................     3,703.4                          2,876.1
                                              ----------                       ----------
TOTAL LIABILITIES...........................   112,745.6                        110,166.2
Preferred stock.............................        65.2                            194.9
Common stockholders' equity.................    11,115.3                         10,343.5
                                              ----------                       ----------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY....................................  $123,926.1                       $120,704.6
                                              ==========                       ==========
Net interest rate spread....................                            4.43                              4.64
NET INTEREST INCOME AND NET INTEREST
  MARGIN....................................                2,877.6     5.28                 2,944.2      5.43
Provision for credit losses.................                 (406.1)    (.75)                 (695.7)    (1.28)
                                                           --------   ------                --------   -------
NET FUNDS FUNCTION..........................               $2,471.5     4.53%               $2,248.5      4.15%
                                                           ========   ======                ========   =======

MANAGEMENT'S DISCUSSION AND ANALYSIS

     This discussion should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in this report and in the BANC ONE CORPORATION Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 Form 10-K") and the Quarterly Report on Form 10-Q for the quarter ended March 31, 1998. For purposes of this report, the term "the Corporation" is defined as the parent company only and "BANC ONE" refers to the Corporation and all significant majority-owned subsidiaries.

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

ACQUISITIONS AND PENDING MERGERS

     On June 12, 1998, the Corporation completed its acquisition of First Commerce Corporation ("First Commerce"), located in New Orleans, Louisiana. The acquisition was accounted for as a pooling of interests and, accordingly, the information included in this report presents the combined results of BANC ONE and First Commerce as if the two companies had operated as a combined entity for all periods presented.

     First Commerce was acquired in a tax-free exchange of stock, whereby the Corporation issued 1.408 shares (adjusted for the 10% common stock dividend) of the Corporation's common stock (approximately 56 million shares in total) for each outstanding share of First Commerce common stock. First Commerce was a multi-bank holding company with total assets of approximately $9.3 billion and stockholders' equity of approximately $804.6 million at June 12, 1998.

     In connection with the First Commerce merger, BANC ONE identified restructuring and merger integration charges of $182.0 million ($127.3 million after tax), of which $126.9 million was recorded as a restructuring charge, $43.6 million represented integration costs, and $11.5 million was associated with Year 2000 compliance. The restructuring charge of $126.9 million associated with the First Commerce merger consisted of employee benefits, severance and retention costs, and other merger-related costs.

     On April 10, 1998, the Corporation entered into an agreement to merge with First Chicago NBD Corporation ("First Chicago"). First Chicago is a multi-bank holding company headquartered in Chicago with approximately $119.8 billion in assets at June 30, 1998. The new company will be named BANK ONE CORPORATION. Terms of the agreement call for First Chicago shareholders to receive 1.62 shares of the new company in exchange for each share of First Chicago stock. In the transaction, each share of BANC ONE common stock will continue to represent one share of BANK ONE CORPORATION common stock after the merger. The transaction, subject to regulatory and shareholder approval, is expected to be completed during the second half of 1998, and will be accounted for as a pooling of interests.

     While there can be no assurances as to the achievement of such business and financial goals, BANC ONE and First Chicago currently expect to achieve approximately $1.2 billion in annual pre-tax synergies as a result of the First Chicago merger, to be fully realized by the end of the third year following the effective time of the First Chicago merger. Of this total, BANC ONE and First Chicago expect to realize approximately $930 million in annual expense savings and approximately $275 million in enhanced annual revenues. The expense savings will be derived principally from cost reductions in the credit card, retail banking, commercial banking, capital markets and indirect lending businesses of the combined company, in the operations and technology budgets of the combined company and in its general and administrative expenses, as well as through increased purchasing leverage with certain suppliers to the combined company. Increased revenues are expected to come principally in cross-selling opportunities involving the credit card, retail banking and commercial banking businesses. BANC ONE and First Chicago also expect that the combined company will incur a pre-tax restructuring charge of approximately $1.25 billion. For further information on the First Chicago merger, see BANC ONE's Current Report on Form 8-K dated April 10, 1998 (as amended by Forms 8-K/A filed April 21, 1998 and May 19, 1998).

"REPORTED" VS "MANAGED" ANALYSIS

     For funding and risk management purposes, BANC ONE periodically securitizes loans and leases, primarily in support of credit card activities. The accounting for securitizations complicates the understanding of underlying trends in net interest income, net interest margin and noninterest income, as well as the underlying growth rates of reported loans and leases. For a more complete understanding, these trends are also reviewed on a "Managed" basis, which adds data on securitized loans to "reported" data on loans and leases and loans held for sale. The following analysis of "reported" results of operations should be read in conjunction with the analysis of "Managed" performance beginning on page 25.

RESULTS OF OPERATIONS

  OVERVIEW

     Net income for the second quarter of 1998 was $487.3 million, or $.68 per common share on a diluted basis, compared with $48.7 million, or $.06 per common share for the same quarter last year. The increase in net income primarily reflects a decrease of $216.7 million, or 52.8%, in the provision for credit losses, an increase of $406.0 million, or 46.4%, in noninterest income, partially offset by increases in noninterest expense, and a decrease of $210.4 million, discussed below, in restructuring charges. For the six-month periods ended June 30, 1998 and 1997, respectively, net income was $1,035.7 million, or $1.45 per share, and $459.6 million, or $.65 per share, reflecting the same factors as the quarterly results.

     Both the 1998 and 1997 second quarters were impacted by charges for special acquisition-related items. The 1998 second quarter included $182.0 million ($127.3 million after tax) of restructuring and integration costs associated with the acquisition of First Commerce. The $182.0 million represented $126.9 million in restructuring charges, $11.5 million in integration costs, as well as other merger-related costs. The 1997 second quarter included $467.4 million ($328.8 million after tax) of costs associated with the acquisition of First USA, Inc. ("First USA") and other strategic initiatives. Of the $467.4 million recorded in 1997, $337.3 million was recorded as a restructuring charge and $130.1 million was recorded as an additional provision for credit losses. Excluding the impact of these acquisition-related items, 1998 second quarter results were $614.6 million, or $.86 per share, compared with $377.5 million, or $.55 per share, for the 1997 second quarter. Also excluding these items, results for the six-month periods ended June 30, 1998 and 1997, respectively, were $1,163.0 million, or $1.63 per share, and $788.4 million, or $1.11 per share.

     The annualized return on average common equity ("ROCE") increased to 17.29% for the second quarter of 1998, compared with 1.62% for the same quarter last year. The annualized return on average assets ("ROA") was 1.58% and .16% for the three months ended June 30, 1998 and 1997, respectively. For the six-month periods ended June 30, 1998 and 1997, the annualized ROCE was 18.75% and 8.72%, respectively, while the annualized ROA was 1.69% and .77%, respectively.

     Excluding the impact of the acquisition-related items above, for the three months ended June 30, 1998 and 1997, respectively, ROCE was 21.80% and 14.11% and ROA was 1.99% and 1.25%. Also excluding the acquisition-related items, for the six months ended June 30, 1998 and 1997, ROCE was 21.06% and 15.13%, while ROA was 1.89% and 1.32%.

  NET INTEREST INCOME/NET INTEREST MARGIN

     Net interest income on a fully taxable equivalent ("FTE") basis decreased slightly in the second quarter of 1998 to $1.4 billion from $1.5 billion in the same quarter of 1997. For the six months ended June 30, 1998, net interest income on an FTE basis declined $66.6 million from the same period in 1997. The decreases in net interest income for both the three and six months in 1998 were due primarily to declines in both the average balance and yield on credit card loans, resulting from increased securitizations, generally offset by increases in the average balances on other loans and leases and an increase in average securities. The effect of securitizations is further discussed in "Performance Analysis -- Managed Portfolio" beginning on page 25.

     Net interest margin decreased to 5.25% from 5.38% for the three months ended June 30, 1998 and 1997, respectively, while net interest income on an FTE basis declined $25.2 million, or 1.7%, from second quarter

1997 to second quarter 1998. For the six months ended June 30, 1998, when compared to the same period last year, the net interest margin declined to 5.28%, while net interest income declined $66.6 million, or 2.3%.

     The decline in the average balance and yield on the credit card portfolio negatively impacted interest income by $152.8 million during the second quarter of 1998, and by $338.4 million for the six months ended June 30, 1998, when compared to the same periods in 1997. The average balance of the reported credit card portfolio decreased 32.3% and 30.8%, respectively, from the three and six months ended June 30, 1997. The yield on the reported credit card portfolio also declined, from 14.96% to 14.65% on a quarter-to-quarter basis and from 14.98% to 14.02% on a year-to-date basis. These decreases resulted from the reclassification of retained interests in credit card securitizations from loans to securities, the continued securitization of higher yielding credit card loans, as well as continued growth in credit card balances at low introductory rates late in the 1997 second quarter and throughout the remainder of 1997.

     The higher average loan and lease portfolio and generally higher yields, excluding credit card loans, increased interest income by $50.4 million and $212.9 million for the three and six months ended June 30, 1998, respectively, from the same periods in 1997. Average commercial loans increased $2.2 billion, or 6.1%, and $2.4 billion, or 6.7%, from the prior year quarter and six-month periods, respectively, mainly due to the strong economic environment which has fueled commercial loan growth throughout the industry, as well as the positive impact of more focused sales efforts reflecting the shift to line of business management. Average home equity loans increased 26.3% and 27.3%, respectively, from the three and six months ended June 30, 1997, primarily as a result of marketing efforts, while residential real estate loans declined as expected, due primarily to the sale of $2.6 billion in residential mortgage loans during the first half of 1998.

     For both the three and six months ended June 30, 1998, securities income increased due primarily to an increase in the yield on those securities and the reclassification of retained interests in credit card securitizations from loans to securities.

     For further information on the changes in average balances and the impact of rates and volume on net interest income, please see Table 1: Rate/Volume Analysis which follows.

TABLE 1: RATE/VOLUME ANALYSIS (1)(2)

                                           THREE MONTHS ENDED                            SIX MONTHS ENDED
                                     JUNE 30, 1998 VS JUNE 30, 1997               JUNE 30, 1998 VS JUNE 30, 1997
                                ----------------------------------------     ----------------------------------------
                                CHANGE IN   CHANGE IN                        CHANGE IN   CHANGE IN
                                 AVERAGE     INCOME/     RATE    VOLUME       AVERAGE     INCOME/     RATE    VOLUME
$(MILLIONS) (UNAUDITED)          BALANCE     EXPENSE    EFFECT   EFFECT       BALANCE     EXPENSE    EFFECT   EFFECT
---------------------------------------------------------------------------------------------------------------------
EARNING ASSETS:
Short-term investments........  $  376.7     $   5.0    $  (.5)     5.5      $  221.8     $   6.1    $   .2   $   5.9
Loans held for sale...........    (353.8)       (1.8)     47.1    (48.9)        344.7        37.4      13.4      24.0
Securities: (3)
  Taxable.....................   1,311.1        52.0      29.6     22.4        (488.2)       19.7      58.4     (38.7)
  Tax-exempt..................    (287.7)       (6.8)      (.9)    (5.9)       (299.0)      (13.5)     (1.3)    (12.2)
                                ---------    -------    ------   -------     ---------    -------    ------   -------
      Total securities........   1,023.4        45.2      28.7     16.5        (787.2)        6.2      57.1     (50.9)
                                ---------    -------    ------   -------     ---------    -------    ------   -------
Loans and leases: (4)
  Commercial..................   2,200.0        21.2    (122.7)   143.9       2,371.9        70.2     (74.2)    144.4
  Consumer....................   1,345.1        29.2     (15.3)    44.5       2,451.2       142.7      25.8     116.9
  Credit card.................  (3,925.0)     (152.8)     (9.3)  (143.5)     (3,986.9)     (338.4)    (58.0)   (280.4)
                                ---------    -------    ------   -------     ---------    -------    ------   -------
      Total loans and
        leases................    (379.9)     (102.4)   (147.3)    44.9         836.2      (125.5)   (106.4)    (19.1)
                                ---------    -------    ------   -------     ---------    -------    ------   -------
TOTAL EARNING ASSETS..........  $  666.4       (54.0)    (72.0)    18.0      $  615.5       (75.8)    (35.7)    (40.1)
                                =========                                    =========
INTEREST-BEARING LIABILITIES:
Deposits:
Interest-bearing demand.......  $ (206.0)       (2.6)     (1.7)     (.9)     $ (305.1)       (4.7)     (1.9)     (2.8)
Savings and money market......   3,710.4        50.5      17.1     33.4       3,579.3       106.6      43.1      63.5
Time deposits.................  (3,244.6)      (56.0)    (12.4)   (43.6)     (2,885.0)      (96.5)    (19.1)    (77.4)
                                ---------    -------    ------   -------     ---------    -------    ------   -------
      Total deposits..........     259.8        (8.1)      3.0    (11.1)        389.2         5.4      22.1     (16.7)
                                ---------    -------    ------   -------     ---------    -------    ------   -------
Borrowed funds
  Short-term..................  (4,332.6)      (62.6)     (4.4)   (58.2)     (4,716.2)     (120.1)     19.2    (139.3)
  Long-term...................   2,853.9        41.9     (18.9)    60.8       3,576.6       105.5     (18.8)    124.3
                                ---------    -------    ------   -------     ---------    -------    ------   -------
      Total borrowed funds....  (1,478.7)      (20.7)    (23.3)     2.6      (1,139.6)      (14.6)       .4     (15.0)
                                ---------    -------    ------   -------     ---------    -------    ------   -------
TOTAL INTEREST-BEARING
  LIABILITIES.................  $(1,218.9)     (28.8)    (20.3)    (8.5)     $ (750.4)       (9.2)     22.5     (31.7)
                                =========    -------    ------   -------     =========    -------    ------   -------
NET INTEREST INCOME (4).......               $ (25.2)   $(51.7)  $ 26.5                   $ (66.6)   $(58.2)  $  (8.4)
                                             =======    ======   =======                  =======    ======   =======

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

  NONINTEREST INCOME

TABLE 2: NONINTEREST INCOME

                                        THREE MONTHS ENDED                             SIX MONTHS ENDED
                            -------------------------------------------   -------------------------------------------
                                                    INCREASE (DECREASE)                           INCREASE (DECREASE)
                                                    -------------------                           -------------------
                            JUNE 30,    JUNE 30,             PERCENTAGE   JUNE 30,    JUNE 30,             PERCENTAGE
$(MILLIONS)                   1998        1997      AMOUNT     CHANGE       1998        1997      AMOUNT     CHANGE
---------------------------------------------------------------------------------------------------------------------
Investment management and
  advisory activities.....  $  95.1      $ 82.0     $13.1       16.0%     $ 187.0     $ 161.7     $25.3       15.6%
Service charges on deposit
  accounts................    197.4       189.1       8.3        4.4        394.3       369.1      25.2        6.8
Loan servicing income:
  Credit card.............    442.4       359.1      83.3       23.2        948.3       654.7     293.6       44.8
  Other loan servicing
    income................     35.2        26.7       8.5       31.8         69.8        54.7      15.1       27.6
                            --------     ------     ------                --------    --------    ------
      Total loan servicing
        income............    477.6       385.8      91.8       23.8      1,018.1       709.4     308.7       43.5
Securities gains..........     42.4        17.9      24.5      136.9         65.4        33.1      32.3       97.6
Other noninterest
  income..................    468.3       200.0     268.3      134.2        798.2       447.2     351.0       78.5
                            --------     ------     ------                --------    --------    ------
TOTAL NONINTEREST
  INCOME..................  $1,280.8     $874.8     $406.0      46.4%     $2,463.0    $1,720.5    $742.5      43.2%
                            ========     ======     ======                ========    ========    ======

     Income from investment management and advisory activities increased 16.0% and 15.6% for the three and six months ended June 30, 1998, respectively, compared with the same 1997 periods. The increase was primarily due to growth of 20.0% in investment assets managed for customers to $59.9 billion at June 30, 1998 from $49.9 billion a year ago.

     The increase in service charges on deposit accounts of $8.3 million and $25.2 million for the quarter and year-to-date periods ended June 30, 1998, respectively, as compared to the prior year periods, reflects an increase in analysis charges on commercial customer accounts and an overall growth in cash management.

     Credit card servicing income increased $83.3 million, or 23.2%, and $293.6 million, or 44.8%, for the quarter and year-to-date periods ended June 30, 1998, respectively, compared with the same 1997 periods. This was primarily due to an increase in the level of securitized loans in credit card servicing income, as well as an increase in the yield on these securitized loans. As a result, the net interest and fee income related to these securitized loans increased $172.6 million and $429.3 million for the three and six months ended June 30, 1998, respectively, compared with same 1997 periods.

     Higher securities gains for the quarter and six months ended June 30, 1998, compared with the same 1997 periods, reflect a planned increase in sales of lower-margin government and mortgage-backed securities in the second quarter of 1998.

     Gains on the sale of U.S. Treasury securities for the three and six months ended June 30, 1998, increased $50.2 million and $71.5 million, compared with the same periods last year. This was partially offset by decreases of $25.7 million and $39.2 million in gains on the sale of available for sale securities from the quarter and six months ended June 30, 1997, respectively.

     Other noninterest income increased $268.3 million and $351.0 million for the three and six months ended June 30, 1998, respectively, compared with the same 1997 periods. The increased income resulted primarily from gains on the sales of branches, mortgage loan servicing rights, and residential mortgage loans. Gains on the sale of branches totaled $154.6 million and $189.6 million for the three and six months ended June 30, 1998, respectively. Second quarter 1998 results also included a $31.0 million gain on the sale of mortgage servicing rights. For the six months ended June 30, 1998, residential mortgage loan sales totaled $2.6 billion with a corresponding gain of $32.4 million. On a quarter-to-quarter basis, other categories posting increases over 1997 included securities brokerage fees of $7.0 million, or 26.5%, investment banking fees of $4.0 million, or 30.5%, and venture income of $16.9 million, or 97.7%, partially offset by a decline in insurance income of $9.6 million, or 21.7%. On a six-month basis, increases over 1997 included securities brokerage fees of $15.7 million, or

32.8%, and investment banking fees of $5.0 million, or 22.2%, partially offset by declines in insurance income of $9.1 million, or 10.5%, and venture income of $16.3 million, or 25.3%.

  NONINTEREST EXPENSE

TABLE 3: NONINTEREST EXPENSE

                                        THREE MONTHS ENDED                              SIX MONTHS ENDED
                           --------------------------------------------   --------------------------------------------
                                                   INCREASE (DECREASE)                            INCREASE (DECREASE)
                                                   --------------------                           --------------------
                           JUNE 30,    JUNE 30,              PERCENTAGE   JUNE 30,    JUNE 30,              PERCENTAGE
$(MILLIONS)                  1998        1997      AMOUNT      CHANGE       1998        1997      AMOUNT      CHANGE
----------------------------------------------------------------------------------------------------------------------
Salary and related
  costs..................  $ 663.9     $ 607.2     $56.7         9.3%     $1,345.5    $1,219.2    $126.3       10.4%
Net occupancy and
  equipment..............    111.3        83.0      28.3        34.1        216.0       169.4      46.6        27.5
Taxes other than income
  and payroll............     25.7        28.9      (3.2)      (11.1)        51.2        55.4      (4.2)       (7.6)
Depreciation and
  amortization...........    116.1       118.3      (2.2)       (1.9)       233.7       233.9       (.2)        (.1)
Outside services and
  processing.............    270.0       201.6      68.4        33.9        491.6       400.7      90.9        22.7
Marketing and
  development............    192.0       204.1     (12.1)       (5.9)       374.6       337.9      36.7        10.9
Communication and
  transportation.........    124.5       110.3      14.2        12.9        242.6       210.3      32.3        15.4
Restructuring charges....    126.9       337.3     (210.4)     (62.4)       126.9       337.3     (210.4)     (62.4)
Other....................    178.0       115.8      62.2        53.7        306.7       233.5      73.2        31.3
                           --------    --------    ------                 --------    --------    ------
TOTAL NONINTEREST
  EXPENSE................  $1,808.4    $1,806.5    $ 1.9          .1%     $3,388.8    $3,197.6    $191.2        6.0%
                           ========    ========    ======                 ========    ========    ======

     Total noninterest expense increased $1.9 million and $191.2 million for the three and six months ended June 30, 1998, respectively, compared with the same 1997 periods. The quarter and six-month periods in 1998 included $126.9 million in restructuring costs relating to First Commerce, down from $337.3 million of similar charges in the same 1997 periods relating to the acquisition of First USA. The decrease in restructuring charges was partially offset by Year 2000 expenses, which amounted to $46.4 million for the current quarter and $63.3 million for the first six months of 1998. Year 2000 compliant expenses were spread throughout a number of noninterest expense categories. Additional expenses of $44.2 million and $86.5 million for the three and six months ended June 30, 1998, respectively, also resulted from increased costs relating to various systems technology and other retail initiatives.

     Salaries and related costs increased 9.3% and 10.4% for the three and six months ended June 30, 1998, respectively, compared with the same 1997 periods. This increase was primarily due to business growth throughout the company as reflected in an increase in full-time equivalent staff as well as bonuses and incentive pay related to business development activities.

     Net occupancy and equipment increased $28.3 million and $46.6 million for the three and six months ended June 30, 1998, respectively, compared with the same 1997 periods. The increase was primarily the result of rental and maintenance expense for Rapid Cash machines, the acquisition of several new leases to meet growth needs, and increased property management fees due to the outsourcing of this function beginning in the fourth quarter 1997, which resulted in lower corresponding salary costs.

     Outside services and processing costs increased $68.4 million and $90.9 million for the three and six months ended June 30, 1998, respectively. This increase was largely attributable to increased consulting fees to modify and test software for the Year 2000 modifications; such costs amounted to $33.6 million and $45.4 million for the three and six months, respectively, including $11.5 million recorded in the second quarter related to First Commerce. Credit card processing costs also increased as a result of the growth in the number of cardholders and higher customer transaction volume.

     Marketing and development costs increased $36.7 million for the six-month period, compared with the same 1997 period. This increase was primarily due to the significant activities associated with the goal of sustaining growth in our credit card portfolio. On a quarter-to-quarter basis, marketing and development costs declined by $12.1 million, or 5.9%.

     Increases in communication and transportation expense for the quarter and year-to-date 1998 periods, compared to the same 1997 periods, were primarily due to additional telephone and postage expense to support growth in the credit card business.

     The increase in other expenses for the three and six months ended June 30, 1998, compared to the same periods in 1997, was due primarily to $43.6 million of First Commerce integration costs.

     As discussed above, Year 2000 compliant costs totaled $46.4 million and $63.3 million for the three and six months ended June 30, 1998, respectively, and are expected to exceed $170 million in 1998. It is anticipated that all mission-critical equipment, facilities, and system applications will be compliant, tested, and back in production by the end of 1998, with business-vital equipment, facilities, and system applications by March 1999. Remediation and testing of other systems and sensitive areas are underway and are anticipated to be fully compliant and in production by June 1999. Approximately 50% of mission-critical applications are now compliant.

  INCOME TAXES

     The provision for income taxes was 31.7% of pretax income for the six months ended June 30, 1998, compared with 37.8% for the same period in 1997, but below the 33.6% effective tax rate for all of 1997. This reflected the implementation of proactive tax planning initiatives late in 1997.

LINE OF BUSINESS RESULTS

     BANC ONE's business activities are conducted and managed through five national lines of business. These national lines of business are segmented based upon specific market characteristics and are referred to as: the Banc One Commercial Banking Group, the Banc One Retail Group, First USA (Credit Cards), the Finance One Group (Consumer and Commercial Financial Services) and the Banc One Capital Holdings Group.

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

     The following table presents selected June 30, 1998, financial information for each line of business.

TABLE 4: LINE OF BUSINESS RESULTS

                             FOR THE THREE MONTHS ENDED JUNE 30, 1998 (1)
                       ---------------------------------------------------------
                       COMMERCIAL                 FIRST      FINANCE    CAPITAL
    ($ MILLIONS)        BANKING      RETAIL        USA         ONE      HOLDINGS
--------------------------------------------------------------------------------
Total revenue:.......  $   401.5    $   951.0   $ 1,249.6   $   351.7   $ 238.7
Total loans..........   28,072.8     19,133.5    42,130.2    32,433.8     200.2
Total deposits.......  $19,733.1    $61,365.0   $    50.0   $   602.0   $1,443.4

                          FOR THE THREE MONTHS ENDED JUNE 30, 1998 (1)
                       ---------------------------------------------------
                                    TOTAL                          TOTAL
    ($ MILLIONS)        OTHER      MANAGED     SECURITIZATIONS   REPORTED
---------------------  ---------------------------------------------------
Total revenue:.......  $   9.7    $  3,202.2     $   (476.4)     $ 2,725.8
Total loans..........    423.6     122,394.1     $(34,931.9)      87,462.2
Total deposits.......  $1,760.4   $ 84,953.9                     $84,953.9

---------------

(1) Due to the impracticality of compiling comparable data, line of business results are not presented for the three months ended June 30, 1997.

     Total revenue is fully taxable equivalent net interest income plus noninterest income. Loans are presented on an end-of-period basis and include securitized loans and loans held for sale. Deposits are allocated based on customers serviced and include trust customers in Capital Holdings and mortgage escrow in Finance One.

     The "Other" category consists principally of (1) purchased home equity and mortgage loans managed by Funds Management, (2) Eurodollar and national market funds managed by Funds Management, (3) investment securities portfolio and derivatives, and (4) elimination entries including the net impact of transfer pricing. The securitization column reverses the impact of securitizations (i.e., net charge-offs and loans) to arrive at the information reported in the consolidated financial statements.

BALANCE SHEET ANALYSIS

  SECURITIES

     Total securities at June 30, 1998, were $20.3 billion, an increase of $2.8 billion from December 31, 1997. This increase was due primarily to reclassifications of securitization-related assets to securities available for sale. Certificated retained interests in credit card securitizations of $3.2 billion were included in securities available for sale at June 30, 1998. At December 31, 1997, certificated retained interests in credit card securitizations were included in loans. In addition, as of June 30, 1998, $469.4 million in interest-only strips, assets established as gains are recorded on loan securitizations, had been reclassified from other assets to securities available for sale.

TABLE 5: SECURITIES

                                                     JUNE 30, 1998            DECEMBER 31, 1997
                                                -----------------------    -----------------------
                                                AMORTIZED    ESTIMATED     AMORTIZED    ESTIMATED
                 $(MILLIONS)                      COST       FAIR VALUE      COST       FAIR VALUE
--------------------------------------------------------------------------------------------------
SECURITIES HELD TO MATURITY:
  United States Treasury and Federal
     agencies.................................  $   250.3    $   252.9     $   253.1    $   255.0
  Mortgage and asset-backed securities........       47.8         40.4          48.3         40.5
  Tax exempt..................................      377.3        394.2         449.4        470.1
  Other.......................................       15.6         15.6          34.5         34.5
                                                ---------    ---------     ---------    ---------
          Total securities held to maturity...      691.0        703.1         785.3        800.1
                                                ---------    ---------     ---------    ---------
SECURITIES AVAILABLE FOR SALE:
  United States Treasury and Federal
     agencies.................................    4,259.5      4,291.5       4,940.5      5,008.7
  Mortgage and asset-backed securities:
     Government...............................    6,755.8      6,825.1       7,492.1      7,574.9
     Other....................................    6,179.2      6,228.8       1,807.1      1,796.9
  Tax exempt..................................      870.2        892.5         894.5        919.0
  Other.......................................    1,328.5      1,332.9       1,387.4      1,411.8
                                                ---------    ---------     ---------    ---------
          Total securities available for
            sale..............................   19,393.2     19,570.8      16,521.6     16,711.3
                                                ---------    ---------     ---------    ---------
          Total securities....................  $20,084.2    $20,273.9     $17,306.9    $17,511.4
                                                =========    =========     =========    =========

LOANS AND LEASES

     At June 30, 1998, total loans and leases were $82.7 billion, a $4.4 billion decrease from December 31, 1997, which was due primarily to the reclassification of certificated retained interests in credit card securitizations previously discussed and sales of $2.6 billion in residential mortgage loans during the first six months. A summary of the components of loans and leases at June 30, 1998, and December 31, 1997, is as follows:

TABLE 6: LOANS AND LEASES

                        $(MILLIONS)                           JUNE 30, 1998    DECEMBER 31, 1997
------------------------------------------------------------------------------------------------
COMMERCIAL:
  Commercial................................................    $24,914.5          $23,994.7
  Real estate:
     Construction...........................................      4,191.4            3,995.5
     Other..................................................      6,512.9            6,747.8
  Lease financing...........................................      2,899.1            2,767.3
                                                                ---------          ---------
          Total commercial loans............................     38,517.9           37,505.3
CONSUMER:
  Residential real estate...................................      5,962.0            8,330.1
  Home equity...............................................      9,966.2            9,530.4
  Indirect..................................................      9,075.8            8,481.1
  Auto lease................................................      8,096.6            6,748.6
  Student...................................................      2,325.9            2,269.1
  Other.....................................................      4,277.7            4,477.8
                                                                ---------          ---------
          Total consumer loans..............................     39,704.2           39,837.1
CREDIT CARD.................................................      5,803.9           11,150.5
                                                                ---------          ---------
          Total loans and leases............................     84,026.0           88,492.9
Less: Allowance for credit losses...........................     (1,343.3)          (1,409.1)
                                                                ---------          ---------
          TOTAL LOANS AND LEASES, NET.......................    $82,682.7          $87,083.8
                                                                =========          =========

  OTHER ASSETS

     Other assets decreased $655.6 million, primarily as a result of the reclassification of the interest-only strip from other assets to securities, as previously discussed, and the sale of mortgage loan servicing rights.

     Additionally, BANC ONE contracted with an independent third party beginning in 1997 to originate a portion of its credit card portfolio. As a result of this agreement, and reflecting the benefit of increased specialization and economies of scale, both an increase in the number of accounts originated and a decrease in the origination costs is anticipated, with desired credit quality standards being retained. At June 30, 1998, $339.7 million in credit card relationships purchased from this third party were included in other assets.

  DEPOSITS

     Total deposits at June 30, 1998, decreased by $266.0 million from December 31, 1997. The retail deposit mix continued to change, reflecting strong growth in money market products as customers shifted funds from savings and certificate of deposit accounts. The 8.2% increase in noninterest-bearing deposits was contributed by the retail and commercial line of business and resulted from growth in cash management services. Additionally, deposit growth was also impacted by the planned disintermediation through the marketing and sales of alternative annuity and mutual fund products to deposit customers.

TABLE 7: DEPOSITS

                        $(MILLIONS)                           JUNE 30, 1998    DECEMBER 31, 1997
------------------------------------------------------------------------------------------------
Demand deposits:
  Noninterest-bearing.......................................    $21,481.9          $19,862.3
  Interest-bearing..........................................      2,884.7            3,170.5
Money market and savings....................................     35,027.9           34,113.7
Time deposits:
  CDs less than $100,000....................................     17,514.6           19,534.5
  CDs $100,000 and over:
     Domestic...............................................      5,318.1            5,658.4
     Foreign................................................      2,726.7            2,880.5
                                                                ---------          ---------
       Total deposits.......................................    $84,953.9          $85,219.9
                                                                =========          =========

  BORROWINGS

     Borrowings totaled $23.5 billion at June 30, 1998, compared to $25.6 billion at December 31, 1997. Short-term borrowings, primarily Federal funds purchased and repurchase agreements, decreased $2.4 billion, while long-term borrowings increased $198.8 million from December 31, 1997 to June 30, 1998.

     As of June 30, 1998, the Corporation had the authority to issue approximately $3.5 billion of debt securities, warrants and preferred and common stock under its existing shelf registration statement and the authority to issue approximately $2.5 billion of Euro medium-term notes under its existing Euro medium-term note program. The proceeds of any issuance of securities under the shelf registration statement or the Euro medium-term note program will be used for general corporate purposes.

  CAPITAL

     Total equity to total assets at June 30, 1998, increased to 9.33% from 8.93% at December 31, 1997. The tangible common equity to net assets ratio was 8.39% at June 30, 1998, compared to 7.89% at December 31, 1997. BANC ONE's objective is to maintain, at a minimum, a capital position that meets the Federal regulators' "well capitalized" classification. Regulatory defined Tier 1 and total risk-adjusted capital ratios were 9.03% and 13.47%, respectively, at June 30, 1998, both significantly above regulatory capital requirements of 4% and 8%, respectively. All the Corporation's banks meet the regulatory definition of well-capitalized banks.

     On January 20, 1998, the Corporation announced the election to redeem all of the shares of BANC ONE's Series C Convertible Preferred Stock ("preferred stock") on April 16, 1998, at the redemption price of $51.05 per share plus the amount of any dividends accrued and unpaid. On April 16, 1998, all of the shares of preferred stock had been redeemed or converted into common stock. Primarily due to the conversion of preferred stock to common stock, common shares outstanding, which have been restated for the First Commerce acquisition, increased from 699.8 million shares at December 31, 1997 to 704.3 million shares at June 30, 1998.

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

     Annualized total net charge-offs for the second quarter of 1998 decreased to 1.07% of average loans from 1.36% in the second quarter of 1997, due primarily to lower net charge-offs in the credit card portfolio. Net charge-offs for credit card loans were 5.38% for the quarter ended June 30, 1998, compared to 6.26% for the same quarter last year. The change in charge-off rates for the six months ended June 30, 1998, compared to the same period in 1997, was comparable to the quarter-to-quarter change. Annualized total net charge-offs for the first six months of 1998 were 1.07%, down from 1.29% for the same 1997 period. Net charge-offs for credit card loans were 5.20% and 5.40% for the six months ended June 30, 1998, and 1997, respectively.

     Loans delinquent 90 days or more as a percentage of ending loans and leases were .60% and .64% at June 30, 1998, and December 31, 1997, respectively. Credit card loans delinquent 90 days or more increased to 2.31% at June 30, 1998, from 2.16% at December 31, 1997.

     Table 8 summarizes information regarding net charge-offs and loans delinquent 90 days or more. Delinquency and net charge-off trends over time are a reflection of a number of factors including credit quality of the loan portfolio, general economic conditions and the successful results of portfolio management techniques including collection strategies.

TABLE 8: NET CHARGE-OFFS AND DELINQUENCIES

                                                                                  LOANS DELINQUENT
                                    NET CHARGE-OFFS (1)(3)                     90 DAYS OR MORE (2)(3)
                             -------------------------------------     --------------------------------------
                                      THREE MONTHS ENDED
                             -------------------------------------
$(MILLIONS)                   JUNE 30, 1998        JUNE 30, 1997        JUNE 30, 1998      DECEMBER 31, 1997
-------------------------------------------------------------------------------------------------------------
COMMERCIAL:
  Commercial...............  $ 23.5       .38%    $  1.0       .02%    $ 75.4      .30%    $ 63.9        .27%
  Real estate:
      Construction.........     (.3)     (.03)      (1.0)     (.10)      15.7      .37        6.2        .16
      Other................    (5.7)     (.34)      (2.3)     (.13)      14.2      .22       14.7        .22
  Lease financing..........     8.5      1.21         .9       .15        1.4      .05         .5        .02
                             ------               ------               ------              ------
      Total commercial.....    26.0       .27       (1.4)     (.02)     106.7      .28       85.3        .23
CONSUMER:
  Residential real
    estate.................     5.4       .30        (.4)     (.02)      77.6     1.20       66.2        .75
  Home equity..............     9.5       .38        6.8       .35       20.3      .20       23.1        .24
  Indirect.................    27.6      1.26       38.0      1.54       20.1      .22       37.0        .44
  Auto lease...............     9.0       .47        6.8       .48       12.8      .16       12.2        .18
  Student..................      .3       .05         .1       .02       36.8     1.58       37.4       1.65
  Other....................    29.6      2.72       33.1      2.83       44.8     1.05       41.0        .92
                             ------               ------               ------              ------
      Total consumer.......    81.4       .81       84.4       .87      212.4      .53      216.9        .54
CREDIT CARD................   128.4      5.38      219.5      6.26      202.1     2.31      279.8       2.16
                             ------               ------               ------              ------
      TOTAL................  $235.8      1.07%    $302.5      1.36%    $521.2      .60%    $582.0        .64%
                             ======               ======               ======              ======

---------------

(1) Ratios presented are expressed as a percent of average balances.

(2) Ratios presented exclude nonperforming loans and are expressed as a percent of ending balances.

(3) Ratios include loans held for sale.

  ALLOWANCE FOR CREDIT LOSSES

TABLE 9: ALLOWANCE FOR CREDIT LOSSES

                                                                 SIX MONTHS ENDED
                                                                     JUNE 30,
                                                              ----------------------
$(MILLIONS)                                                     1998          1997
------------------------------------------------------------------------------------
BALANCE, BEGINNING OF PERIOD................................  $1,409.1      $1,279.3
Allowance associated with acquisitions and other............                    37.8
Provision for credit losses.................................     406.1         695.7
Total charge-offs...........................................    (639.8)       (729.8)
Recoveries..................................................     167.9         166.9
                                                              --------      --------
Net charge-offs.............................................    (471.9)       (562.9)
                                                              --------      --------
BALANCE, END OF PERIOD......................................  $1,343.3      $1,449.9
                                                              ========      ========

     The allowance for credit losses at June 30, 1998, represented 1.60% of ending loans and leases, remaining consistent with 1.59% of ending loans and leases for December 31, 1997. The allowance for credit losses expressed as a percentage of nonperforming loans is another measure of the adequacy of the allowance for credit losses. The June 30, 1998 allowance for credit losses represented 254% of nonperforming loans, down from 316% at December 31, 1997. It is management's view that the allowance for credit losses at June 30, 1998, was adequate and consistent with the composition of the portfolio and credit quality trends.

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

     This accounting for securitizations complicates the understanding of underlying trends in net interest income, net interest margins and noninterest income, as well as growth in loans. As a result, it is more helpful to analyze financial performance of these items on a "Managed" portfolio basis, in addition to analyzing information as "Reported." "Reported" information is derived from consolidated financial statements which have been prepared in conformity with generally accepted accounting principles and includes loans held for sale. "Managed" information treats loans sold in credit card securitization transactions as if they had not been sold. As such, "Managed" information in the following table includes both these securitized loans and the on-balance sheet portfolio, including loans held for sale.

     Table 10 presents a reconciliation of the loan portfolio between "Reported" and "Managed" at June 30, 1998, and December 31, 1997.

TABLE 10: MANAGED LOAN PORTFOLIO (END OF PERIOD)

                                                 JUNE 30, 1998                                   DECEMBER 31, 1997
                                -----------------------------------------------   -----------------------------------------------
                                            HELD FOR                                          HELD FOR
                                REPORTED      SALE     SECURITIZED    MANAGED     REPORTED      SALE     SECURITIZED    MANAGED
---------------------------------------------------------------------------------------------------------------------------------
COMMERCIAL:
  Commercial..................  $24,914.5                            $ 24,914.5   $23,994.7                            $ 23,994.7
  Real estate:
    Construction..............    4,191.4                               4,191.4     3,995.5                               3,995.5
    Other.....................    6,512.9                               6,512.9     6,747.8                               6,747.8
  Lease financing.............    2,899.1                               2,899.1     2,767.3                               2,767.3
                                ---------   --------    ---------    ----------   ---------   --------    ---------    ----------
      Total commercial
        loans.................   38,517.9                              38,517.9    37,505.3                              37,505.3
CONSUMER:
  Real estate residential.....    5,962.0   $ 478.2                     6,440.2     8,330.1   $ 540.0                     8,870.1
  Home equity.................    9,966.2               $   145.0      10,111.2     9,530.4               $   168.4       9,698.8
  Indirect....................    9,075.8                 1,242.2      10,318.0     8,481.1                 1,646.4      10,127.5
  Auto lease..................    8,096.6                               8,096.6     6,748.6                               6,748.6
  Student.....................    2,325.9                   683.2       3,009.1     2,269.1                   745.5       3,014.6
  Other.......................    4,277.7                    73.1       4,350.8     4,477.8                   106.4       4,584.2
                                ---------   --------    ---------    ----------   ---------   --------    ---------    ----------
      Total consumer loans....   39,704.2     478.2       2,143.5      42,325.9    39,837.1     540.0       2,666.7      43,043.8
Credit card:..................    5,803.9   2,958.0      32,788.4      41,550.3    11,150.5   1,822.0      28,775.0      41,747.5
                                ---------   --------    ---------    ----------   ---------   --------    ---------    ----------
      Total loans and
        leases................  $84,026.0   $3,436.2    $34,931.9    $122,394.1   $88,492.9   $2,362.0    $31,441.7    $122,296.6
                                =========   ========    =========    ==========   =========   ========    =========    ==========

     Table 11 depicts key financial data on a managed basis, reflecting the impact of securitizing credit card loans for the three months ended June 30, 1998, and June 30, 1997. In Table 11, the increase in net interest income on a "Managed" basis reflects the impact on the net interest margin had the loans not been securitized. The change represents the interest income on securitized loans less the coupon rate on the securitizations. The increase in the provision for credit losses on a managed basis is equal to the net charge-offs on securitized loans. The decrease in "Managed" loan processing and servicing income reflects these reclassifications, with the remaining amounts relating primarily to fee-based interchange income and gains recognized on securitized loans.

TABLE 11: KEY STATISTICS -- MANAGED

                                        THREE MONTHS ENDED                          THREE MONTHS ENDED
                                           JUNE 30, 1998                               JUNE 30, 1997
                             -----------------------------------------   -----------------------------------------
                                           SECURITIZATION                              SECURITIZATION
$(MILLIONS)                  AS REPORTED    ADJUSTMENTS      MANAGED     AS REPORTED    ADJUSTMENTS      MANAGED
------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT
  STATISTICS:
Net interest
  income -- fully taxable
  equivalent...............  $  1,445.0      $   791.5      $  2,236.5   $  1,470.2      $   584.1      $  2,054.3
Provision for credit
  losses...................       193.8          476.4           670.2        410.5          338.6           749.1
                             ----------      ---------      ----------   ----------      ---------      ----------
Net interest income after
  provision for credit
  losses...................     1,251.2          315.1         1,566.3      1,059.7          245.5         1,305.2
Noninterest income:
  Loan servicing income....       477.6         (315.1)          162.5        385.8         (243.6)          142.2
  Other....................       803.2                          803.2        489.0                          489.0
                             ----------      ---------      ----------   ----------      ---------      ----------
      Total noninterest
         income............     1,280.8         (315.1)          965.7        874.8         (243.6)          631.2
Noninterest expense........     1,808.4                        1,808.4      1,806.5            1.9         1,808.4
Taxable equivalent
  adjustment...............        16.1                           16.1         15.9                           15.9
                             ----------      ---------      ----------   ----------      ---------      ----------
Income before tax..........  $    707.5      $      --      $    707.5   $    112.1      $      --      $    112.1
                             ==========      =========      ==========   ==========      =========      ==========
BALANCE SHEET AND OTHER
  STATISTICS:
Total average loans (1)....  $ 88,441.1      $33,770.8      $122,211.9   $ 89,174.8      $23,884.5      $113,059.3
Total average earning
  assets...................  $110,362.0      $31,371.6      $141,733.6   $109,695.6      $25,198.0      $134,893.6
Earning asset yield........        9.09%         16.06%          10.65%        9.35%         15.15%          10.43%
Cost of interest-bearing
  liabilities..............        4.70           6.08            5.06         4.77           6.18            5.06
Net interest margin........        5.25          10.12            6.33         5.38           9.30            6.11
Net funds function.........        4.55           4.03            4.43         3.88           3.91            3.88
Net charge-offs as a
  percentage of average
  loans....................        1.07%          5.66%           2.34%        1.36%          5.69%           2.27%
CREDIT CARD STATISTICS:
Average credit card loans
  (1)......................  $  9,580.9      $31,524.0      $ 41,104.9   $ 14,074.0      $21,882.5      $ 35,956.5
End of period credit card
  loans (1)................  $  8,761.9      $32,788.4      $ 41,550.3   $ 14,370.5      $22,580.9      $ 36,951.4
Credit card delinquencies
  over 30 days as a
  percentage of ending
  credit card balances.....        5.11%          4.47%           4.61%        4.66%          4.84%           4.77%
Net credit card charge-offs
  as a percentage of
  average credit card
  balances.................        5.38%          5.98%           5.84%        6.26%          6.13%           6.18%

---------------

(1) Includes loans held for sale.

     The managed net interest margin in the second quarter of 1998 increased to 6.33% from 6.11% in the second quarter of 1997, an increase of 22 basis points which compares favorably to industry trends. This increase primarily reflects the positive impact of the generation and repricing of higher-margin managed credit card loans.

     The average managed loan portfolio increased 8.1% to $122.2 billion for the quarter ended June 30, 1998, from $113.1 billion for the same quarter last year, due primarily to a 14.3% growth in average credit card loans. Consumer loans, excluding credit cards, also increased 4.4%, due primarily to growth in targeted portfolios such as home equity loans, secured consumer finance loans and auto leases.

     Loan servicing income on a managed basis increased $20.3 million, up 14.3% from the prior-year quarter, but down from the first quarter in 1998, primarily reflecting a decision to net cash reward program costs against this income to conform to industry practice. Such costs were previously reported as marketing and development expense.

     On a managed portfolio basis, credit card charge-offs decreased to 5.84% for the quarter ended June 30, 1998, down from 6.18% for the same quarter last year. Also on a managed portfolio basis, credit card loans delinquent 30 days or more as a percentage of ending loans and leases were 4.61% for the quarter ended June 30, 1998, down from 4.77% for the same quarter last year.

     The generation of new credit card business during the 1998 second quarter remained very strong, with over 2.0 million new credit card accounts being opened for the fifth consecutive quarter, increasing cardmembers to 43 million at June 30, 1998. First USA continued to benefit from its strong emphasis on segmentation and value during the quarter. In the partnership area, First USA signed the University of Nebraska, the University of Tennessee, iVillage.com, and the National Association of Realtors. In addition, 38 new regional and lifestyle programs were launched, including the First USA Country Music card, the Connoisseurs card, and the National Treasures Collection card.

RISK MANAGEMENT

  INTEREST RATE RISK

     BANC ONE employs two methodologies to measure interest rate risk sensitivity:

     - Earnings at Risk (EAR) measures the impact of interest rate changes on forecasted earnings over the next two years (i.e., short-term).

     - Value at Risk (VAR) measures the impact of interest rate changes on the market value of equity, as represented by the present value of future cash flows from current assets, liabilities and off-balance sheet instruments (i.e., long-term). Thus, changes in VAR represent the total changes in future earnings streams associated with current assets and liabilities discounted back to today's present value.

     EAR and VAR are measured based on the more restrictive of two interest rate scenarios: (1) +/-100 basis point immediate and parallel shift of the yield curve or (2) the 99% statistically probable maximum interest rate move based on the preceding two years of rate volatility.

     The current EAR and VAR values relating to financial assets and liabilities as of June 30, 1998, shown in Table 12, are within the Asset Liability Committee's current risk limits.

TABLE 12: EARNINGS AT RISK AND VALUE AT RISK

                                                                     JUNE 30, 1998
                                                              ----------------------------
                                                              EARNINGS AT RISK
INTEREST RATE CHANGE                                          ----------------    VALUE AT
IN BASIS POINTS                                               YEAR 1    YEAR 2      RISK
------------------------------------------------------------------------------------------
+100 Shock..................................................   (2.1)       .8      (1.0)
-100 Shock..................................................    2.1      (1.5)        .5
+100 Gradual................................................   (1.1)       .7        n/a(1)
-100 Gradual................................................    1.1      (1.1)       n/a(1)

---------------

(1) Not applicable.

  TRADING RISK

     Trading risk is measured according to the maximum adverse change in value of all trading positions within a 10 day period based on three standard deviations of historical market volatility. As of June 30, 1998, the Trading Value at Risk was $3.9 million.

  LIQUIDITY RISK

     Due to BANC ONE's capital, size and high credit quality ratings, the Corporation has access to substantial and diverse sources of liquidity. Core deposits, representing approximately 58% of total funding, remain the primary source of liquidity, and are generated by a geographically diverse retail network of affiliate banks in 12 states. In addition to retail deposits, approximately 18% of funding is supported through a variety of wholesale markets.

  CREDIT RISK FOR CAPITAL MARKETS ACTIVITIES

     There were no past due amounts or required reserves for possible credit losses at June 30, 1998, related to off-balance sheet financial instruments, nor were there any charge-offs during the three months ended June 30, 1998. Customer cap and swap agreements are created to accommodate the needs of commercial loan customers. BANC ONE enters into offsetting transactions with third parties and has prudent controls on transaction size, term and customer disclosure guidelines. Customer contracts outstanding, excluding offsetting transactions, had notional amounts of $3.7 billion at June 30, 1998.

     Table 13 presents the estimated maturities and weighted average fixed rates of off-balance sheet financial instruments by type. A key assumption in the maturity information below is that future variable rates move as indicated by the forward interest rate curve in existence at June 30, 1998. To the extent that interest rates move in a fashion other than indicated in the forward interest rate curve at June 30, 1998, the maturity information will change.

TABLE 13: MATURITIES OF OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

                                        MATURITIES OF OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
                                                    AT JUNE 30, 1998 (1)(2)(3)(4)
                            -----------------------------------------------------------------------------
                                                                                       2003-                JUNE 30,
       $(MILLIONS)            1998        1999        2000       2001       2002       2007       2008+       1998
---------------------------------------------------------------------------------------------------------------------
Receive fixed swaps:
Notional value............  $   672.5   $ 5,235.0   $2,200.0   $2,345.0   $2,125.0   $ 3,854.5   $1,911.0   $18,343.0
Weighted average fixed
 rate received............       6.17%       6.21%      6.30%      6.21%      6.79%       6.46%      6.79%       6.40%
Weighted average variable
 rate paid................       5.72%       5.77%      5.72%      5.69%      5.69%       5.69%      5.67%       5.72%
Receive fixed amortizing
 swaps:
Notional value............  $    47.4   $    19.0   $  150.0                                                $   216.4
Weighted average fixed
 rate received............       7.52%       7.27%      5.54%                                                    6.12%
Weighted average variable
 rate paid................       5.82%       5.86%      5.66%                                                    5.71%
Pay fixed swaps:
Notional value............  $(1,080.7)  $(1,397.1)  $ (907.7)  $ (359.2)  $ (345.3)  $(1,180.3)  $ (526.5)  $(5,796.8)
Weighted average fixed
 rate paid................       6.06%       6.06%      6.26%      6.12%      6.13%       6.29%      6.05%       6.14%
Weighted average variable
 rate received............       5.68%       5.68%      5.67%      5.69%      5.69%       5.67%      5.69%       5.68%
Net receive fixed
 position.................  $  (360.8)  $ 3,856.9   $1,442.3   $1,985.8   $1,779.7   $ 2,674.2   $1,384.5   $12,762.6
Purchased caps
 Notional value...........  $ 1,000.4   $      .7   $     .7   $    3.3   $     .6   $     8.3              $ 1,014.0
Basis swaps
 Notional value...........  $   557.3   $   431.5              $   50.0              $   184.5              $ 1,223.3
Floors
 Notional value...........  $   500.0                                                                       $   500.0
Other (5)
 Notional value...........  $   350.5                          $  310.0   $  441.0   $   200.0              $ 1,301.5


                            DECEMBER 31,
       $(MILLIONS)              1997
--------------------------  ------------
Receive fixed swaps:
Notional value............   $17,288.0
Weighted average fixed
 rate received............        6.44%
Weighted average variable
 rate paid................        5.86%
Receive fixed amortizing
 swaps:
Notional value............   $   592.3
Weighted average fixed
 rate received............        5.63%
Weighted average variable
 rate paid................        5.87%
Pay fixed swaps:
Notional value............   $(5,343.1)
Weighted average fixed
 rate paid................        6.24%
Weighted average variable
 rate received............        5.84%
Net receive fixed
 position.................   $12,537.2
Purchased caps
 Notional value...........   $ 1,017.7
Basis swaps
 Notional value...........   $ 1,653.5
Floors
 Notional value...........   $   500.0
Other (5)
 Notional value...........   $ 2,499.0

---------------

(1) Maturities are based on estimated future interest rates from the forward interest curve at June 30, 1998.

(2) Variable receive and pay interest rates are based primarily on three-month LIBOR or prime.

(3) Includes trading off-balance sheet financial instruments; however, customer transactions with notional amounts of $3.7 billion and $2.7 billion at June 30, 1998 and December 31, 1997, respectively, have been excluded.

(4) 1997 data has been restated to include First Commerce's activity.

(5) Other off-balance sheet financial instruments include forward-starting swaps ($900 million at June 30, 1998, and December 31, 1997), futures, forwards and options.

TABLE 14: NET UNREALIZED GAINS (LOSSES) ON OFF-BALANCE SHEET FINANCIAL
INSTRUMENTS

                                                               NET UNREALIZED GAIN (LOSS)
                                                               ---------------------------
                                                               JUNE 30,      DECEMBER 31,
$(MILLIONS)                                                      1998            1997
------------------------------------------------------------------------------------------
Receive fixed swaps.........................................    $395.2          $288.7
Receive fixed amortizing swaps..............................       (.4)            (.3)
Pay fixed swaps.............................................     (40.1)          (31.6)
Purchased caps..............................................       (.5)           (3.4)
Basis swaps.................................................      (3.9)           (2.8)
Floor.......................................................       (.3)             --
Forward-starting and other..................................      16.5            11.8
                                                                ------          ------
Total.......................................................    $366.5          $262.4
                                                                ======          ======

     Off-balance sheet financial instruments are used to manage interest rate risk and the impact on net interest income reflects the cost or benefit as a result of these products. The net impact of off-balance sheet financial instruments was an increase in net interest income of $16.7 million and $32.0 million for the three and six months ended June 30, 1998, compared with a reduction of $.6 million and an increase of $7.9 million for the three and six months ended June 30, 1997. However, these amounts alone are not an indication of the effectiveness of such instruments, as the on-balance sheet instruments hedged move in the opposite direction. In addition, the cost or benefit from hedging transactions is significantly impacted by customer preferences, the historical interest rate environment in which the instruments were acquired and current market rates.

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

         (c)    Inapplicable.

         (d)    Inapplicable.

Item 3.  Defaults Upon Senior Securities

         Inapplicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         (a) The matter described in paragraph (c), below, was submitted to a vote of security holders at the Annual Meeting of Shareholders of the Registrant held on April 21, 1998.

         (b)    Inapplicable.

         (c)    Election of directors

                   NAME                    SHARES VOTED FOR              AGAINST/WITHHELD
                   ----                    ----------------              ----------------
          Bennett Dorrance                   549,136,502                    3,029,736
          Charles E. Exley, Jr.              548,758,785                    3,407,454
          John R. Hall                       548,839,969                    3,326,269
          Laban P. Jackson, Jr.              549,141,125                    3,025,114
          John W. Kessler                    548,894,199                    3,272,039
          Richard J. Lehmann                 548,937,523                    3,228,715
          John B. McCoy                      548,746,422                    3,419,816
          John G. McCoy                      548,470,739                    3,695,499
          Thekla R. Shackelford              549,134,484                    3,031,755
          Alex Shumate                       547,562,960                    4,603,278
          Frederick P. Stratton,
            Jr.                              548,990,578                    3,175,660
          John C. Tolleson                   549,217,318                    2,948,920
          Robert D. Walter                   548,998,687                    3,167,552

Item 5.  Other Information

         On January 20, 1998, the Registrant called for the redemption on April
         16, 1998, of all its outstanding shares of Series C $3.50 Cumulative
         Convertible Preferred Stock. Preferred shareholders had the option of converting their shares into BANC ONE Common Stock at the rate of
         2.1218802 shares of common stock for each share of Series C Preferred
         Stock prior to the close of business on April 6, 1998. As a result, most shares of Series C Preferred Stock were converted into shares of common stock and, as of April 16, 1998, no shares of Series C Preferred
         Stock were issued or outstanding
         On June 12, 1998, the Registrant completed its acquisition of First
         Commerce Corporation, a multi-bank holding company located in New
         Orleans, Louisiana, and, in connection therewith, exchanged approximately 56,000,000 shares of BANC ONE common stock for First
         Commerce Corporation common stock.

Item 6.  Exhibits and Reports on Form 8-K

         (a)    Exhibits

                Exhibit 11    Statement Regarding Computation of Earnings per
                              Common Share

                Exhibit 12    Statement Regarding Computation of Ratio of
                              Earnings to Fixed Charges

                Exhibit 27    Financial Data Schedules

         (b)    Reports on Form 8-K

                The following reports on Form 8-K were filed by BANC ONE during the quarter ended June 30, 1998:

                Current Report on Form 8-K dated April 10, 1998 (filed April 14,
                1998) (Items 5 and 7), as amended by Form 8-K/A filed April 21,
                     1998, and Form 8-K/A filed May 19, 1998 (Items 5 and 7).

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

                                                       BANC ONE CORPORATION

           August 13, 1998
------------------------------------   -----------------------------------------------------
                Date                                     William C. Leiter
                                                     Chief Accounting Officer