Form 10-Q/A
period 1998-06-30
BANC ONE CORP /OH/
filed 1998-08-14
CIK 36090

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  FORM 10-Q/A

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

                                                       BANC ONE CORPORATION
           August 13, 1998                             /s/ William C. Leiter
------------------------------------   -----------------------------------------------------

                Date                                     William C. Leiter
                                                     Chief Accounting Officer