Form 10-Q
period 1998-09-30
BANC ONE CORP /OH/
filed 1998-11-13
CIK 36090

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D.C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For The Quarterly Period Ended September 30, 1998

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                        Commission File Number 333-60313

                              BANK ONE CORPORATION
-------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                      Delaware                                                   31-0738296
     ------------------------------------------                  ------------------------------------------
  (STATE OR OTHER JURISDICTION OF INCORPORATION OR                       (IRS EMPLOYER I.D. NUMBER)
                    ORGANIZATION)

               One First National Plaza, Chicago, Illinois 60670
                ------------------------------------------------
            (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)     (ZIP CODE)

                                 (312) 732-4000
                                ----------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes  X          No  __

The number of shares outstanding of the Registrant's common stock, $.01 par value, was 1,175,836,646 at October 31, 1998.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     BANC ONE CORPORATION AND SUBSIDIARIES

                                   FORM 10-Q

                               TABLE OF CONTENTS

              PART I -- FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
            Consolidated Balance Sheet......................     3
            Consolidated Statement of Income................     4
            Consolidated Condensed Statement of Cash
            Flows...........................................     5
            Consolidated Statement of Changes in
            Stockholders' Equity............................     6
            Notes to the Consolidated Financial
            Statements......................................     7
            Consolidated Quarterly Financial Data...........    10
            Average Balances, Income and Expense, Yields and
            Rates...........................................    12

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
            Acquisitions and Mergers........................    14
            "Reported" vs "Managed" Analysis................    15
            Results of Operations...........................    15
               Overview.....................................    15
               Net Interest Income/Net Interest Margin......    16
               Noninterest Income...........................    18
               Noninterest Expense..........................    19
               Income Taxes.................................    20
               Year 2000 Compliance.........................    20
            Line of Business Results........................    21
            Balance Sheet Analysis..........................    21
               Securities...................................    21
               Loans and Leases.............................    22
               Other Assets.................................    23
               Deposits.....................................    23
               Borrowings...................................    23
               Capital......................................    23
            Credit Quality..................................    24
            Performance Analysis -- Managed Portfolio.......    26
            Risk Management.................................    28

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
  MARKET RISK...............................................    30

                PART II -- OTHER INFORMATION
Item 1. Legal Proceedings...................................    31
Item 2. Changes in Securities and Use of Proceeds...........    31
Item 3. Defaults upon Senior Securities.....................    31
Item 4. Submission of Matters to a Vote of Security
        Holders.............................................    31
Item 5. Other Information...................................    32
Item 6. Exhibits and Reports on Form 8-K....................    32

Signatures..................................................    33

BANC ONE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

                                                              SEPTEMBER 30,    DECEMBER 31,
       $(MILLIONS, EXCEPT SHARE AMOUNTS) (UNAUDITED)              1998             1997
-------------------------------------------------------------------------------------------
ASSETS:
Cash and due from banks.....................................   $  6,703.8       $  8,162.3
Short-term investments......................................      1,156.5            938.6
Loans held for sale.........................................      1,449.7          2,362.0
Securities:
  Securities held to maturity...............................        671.6            785.3
  Securities available for sale.............................     19,332.0         16,711.3
                                                               ----------       ----------
     Total securities (fair value approximates $20,013.2 and
      $17,511.4 at September 30, 1998, and December 31,
      1997, respectively)...................................     20,003.6         17,496.6
Loans and leases (net of unearned income of $2,454.1 and
  $2,017.0 and allowance for credit losses of $1,342.9 and
  $1,409.1 at September 30, 1998, and December 31, 1997,
  respectively).............................................     81,157.2         87,083.8
Other assets:
  Bank premises and equipment, net..........................      2,056.7          2,045.3
  Interest earned, not collected............................        947.1            925.8
  Other real estate owned...................................        103.3             70.1
  Excess of cost over net assets of affiliates purchased....        700.5            755.2
  Other.....................................................      5,871.0          5,557.7
                                                               ----------       ----------
       Total other assets...................................      9,678.6          9,354.1
                                                               ----------       ----------
       TOTAL ASSETS.........................................   $120,149.4       $125,397.4
                                                               ==========       ==========
LIABILITIES:
Deposits:
  Noninterest-bearing.......................................   $ 19,490.7       $ 19,862.3
  Interest-bearing..........................................     62,361.4         65,357.6
                                                               ----------       ----------
     Total deposits.........................................     81,852.1         85,219.9
Federal funds purchased and repurchase agreements...........      8,443.0         11,075.0
Other short-term borrowings.................................      2,362.9          3,095.8
Long-term debt..............................................     11,038.8         11,457.2
Accrued interest payable....................................        489.0            544.7
Other liabilities...........................................      3,920.3          2,801.5
                                                               ----------       ----------
       TOTAL LIABILITIES....................................    108,106.1        114,194.1
                                                               ----------       ----------
STOCKHOLDERS' EQUITY:
Series C convertible preferred stock, 35,000,000 shares
  authorized, no par value, 2,707,917 shares issued and
  outstanding at December 31, 1997..........................                         135.4
Common stock, no par value, $5 stated value, 950,000,000
  shares authorized; 705,384,555 and 701,207,558 shares
  issued at September 30, 1998, and December 31, 1997,
  respectively..............................................      3,526.9          3,506.0
Capital in excess of aggregate stated value of common
  stock.....................................................      6,780.5          6,803.9
Retained earnings...........................................      1,549.8            672.0
Accumulated change related to other nonowner transactions...        187.6            154.7
Treasury stock (26,728 and 1,421,331 shares at September 30,
  1998, and December 31, 1997, respectively), at cost.......         (1.5)           (68.7)
                                                               ----------       ----------
       TOTAL STOCKHOLDERS' EQUITY...........................     12,043.3         11,203.3
                                                               ----------       ----------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...........   $120,149.4       $125,397.4
                                                               ==========       ==========

The accompanying notes are an integral part of the consolidated financial statements.

BANC ONE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

                                                    FOR THE THREE MONTHS    FOR THE NINE MONTHS
                                                    ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                                    --------------------    --------------------
$(MILLIONS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)     1998        1997        1998        1997
------------------------------------------------------------------------------------------------
INTEREST INCOME:
  Loans and leases................................  $1,970.9    $2,265.3    $6,084.0    $6,505.8
  Securities:
     Taxable......................................     372.2       261.3     1,000.0       870.0
     Tax-exempt...................................      17.3        21.3        53.2        66.7
  Loans held for sale.............................      50.8         7.9       210.7       130.4
  Other...........................................      14.1        11.2        43.1        34.1
                                                    --------    --------    --------    --------
       TOTAL INTEREST INCOME......................   2,425.3     2,567.0     7,391.0     7,607.0
INTEREST EXPENSE:
  Deposits:
     Demand, savings and money market deposits....     342.5       306.7     1,014.5       876.8
     Time deposits................................     339.5       409.1     1,060.0     1,226.1
  Borrowings......................................     336.1       389.7     1,062.1     1,130.3
                                                    --------    --------    --------    --------
       TOTAL INTEREST EXPENSE.....................   1,018.1     1,105.5     3,136.6     3,233.2
                                                    --------    --------    --------    --------
       NET INTEREST INCOME........................   1,407.2     1,461.5     4,254.4     4,373.8
Provision for credit losses.......................     177.3       286.6       583.4       982.3
                                                    --------    --------    --------    --------
       Net interest income after provision for
          credit losses...........................   1,229.9     1,174.9     3,671.0     3,391.5
NONINTEREST INCOME:
  Investment management and advisory activities...      96.0        88.6       283.0       250.3
  Service charges on deposit accounts.............     199.5       191.6       593.8       560.7
  Loan servicing income...........................     654.4       554.5     1,672.5     1,263.9
  Securities gains, net...........................      20.4        11.0        85.8        44.1
  Other...........................................     351.3       305.5     1,149.5       752.7
                                                    --------    --------    --------    --------
       TOTAL NONINTEREST INCOME...................   1,321.6     1,151.2     3,784.6     2,871.7
NONINTEREST EXPENSE:
  Salary and related costs........................     645.3       662.7     1,990.8     1,881.9
  Net occupancy and equipment.....................     114.8        95.0       330.8       264.4
  Depreciation and amortization...................     119.6       122.0       353.3       355.9
  Outside services and processing.................     236.1       233.7       727.7       634.4
  Marketing and development.......................     236.5       250.1       611.1       588.0
  Communication and transportation................     122.0       115.1       364.6       325.4
  Restructuring charges...........................                             126.9       337.3
  Other...........................................     159.5       140.5       517.4       429.4
                                                    --------    --------    --------    --------
       TOTAL NONINTEREST EXPENSE..................   1,633.8     1,619.1     5,022.6     4,816.7
                                                    --------    --------    --------    --------
Income before income taxes........................     917.7       707.0     2,433.0     1,446.5
Provision for income taxes........................     270.1       242.2       749.7       522.1
                                                    --------    --------    --------    --------
NET INCOME........................................  $  647.6    $  464.8    $1,683.3    $  924.4
                                                    ========    ========    ========    ========
NET INCOME PER COMMON SHARE:
     NET INCOME PER COMMON SHARE, BASIC...........  $   0.92    $   0.67    $   2.39    $   1.33
                                                    ========    ========    ========    ========
     NET INCOME PER COMMON SHARE, DILUTED.........  $   0.91    $   0.65    $   2.36    $   1.30
                                                    ========    ========    ========    ========

The accompanying notes are an integral part of the consolidated financial statements.

BANC ONE CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ----------------------
                  $(MILLIONS) (UNAUDITED)                       1998         1997
------------------------------------------------------------------------------------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
  Net income................................................  $1,683.3    $    924.4
  Depreciation expense......................................     278.8         260.9
  Amortization of other intangibles.........................      74.5          95.0
  Other cash provided by (used in) operating activities.....   2,143.7         (18.6)
                                                              --------    ----------
       Net cash provided by operating activities............   4,180.3       1,261.7
                                                              --------    ----------
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
  Securities available for sale activity:
     Purchases..............................................  (6,232.1)     (8,237.8)
     Maturities.............................................   2,859.4       3,290.8
     Sales..................................................   6,690.5       8,839.9
  Securities held to maturity activity:
     Purchases..............................................                  (502.5)
     Maturities.............................................     104.6         644.6
  Loan activity:
     Net increase, excluding sales and purchases............  (5,175.6)    (11,527.6)
     Sales..................................................  12,961.5      10,582.2
     Purchases and related premiums.........................  (6,447.9)       (801.0)
  Net (increase) decrease in short-term investments.........    (217.9)        183.1
  Additions to bank premises and equipment..................    (569.1)       (395.0)
  Sale of banks and branch offices..........................  (2,403.2)        (22.3)
  Net increase in credit card securitization activity.......  (2,068.1)       (750.0)
  Net cash acquired in acquisitions.........................                   240.7
  All other investing activities, net.......................     236.7         261.6
                                                              --------    ----------
       Net cash provided by (used in) investing
        activities..........................................    (261.2)      1,806.7
                                                              --------    ----------
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Net increase in demand savings and money market
     deposits...............................................   2,023.9         994.7
  Net decrease in time deposits.............................  (2,239.9)     (1,593.5)
  Net decrease in short-term borrowing......................  (3,364.9)     (6,371.5)
  Issuance of long-term borrowings..........................   2,281.3       5,754.6
  Repayment of long-term borrowings.........................  (3,201.8)       (719.5)
  Cash dividends paid.......................................    (798.0)       (622.7)
  Purchase of treasury stock................................    (146.3)       (707.3)
  All other financing activities, net.......................      68.1          56.6
                                                              --------    ----------
       Net cash (used in) financing activities..............  (5,377.6)     (3,208.6)
                                                              --------    ----------
  Decrease in cash and cash equivalents.....................  (1,458.5)       (140.2)
  Cash and cash equivalents at January 1....................   8,162.3       6,967.8
                                                              --------    ----------
  Cash and cash equivalents at September 30.................  $6,703.8    $  6,827.6
                                                              ========    ==========

The accompanying notes are an integral part of the consolidated financial statements.

BANC ONE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ----------------------
     $(MILLIONS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)          1998         1997
------------------------------------------------------------------------------------
BALANCE, BEGINNING OF PERIOD................................  $11,203.3    $10,608.0
Net income..................................................    1,683.3        924.4
Changes related to other nonowner transactions:
  Change in unrealized holding gains (losses) on securities
     available for sale, net of tax.........................       32.9         72.1
                                                              ---------    ---------
       Total net income and changes related to other
        nonowner transactions...............................    1,716.2        996.5
                                                              ---------    ---------
Exercise of stock options, net of shares purchased..........       (1.7)       (10.3)
Shares issued in acquisitions...............................        1.4        538.4
Stock transactions related to employee benefit plans and
  other.....................................................       68.4         80.1
Cash dividends:
  Common ($1.14 and $1.04 per share for the nine months
     ended September 30, 1998 and 1997, respectively).......     (795.9)      (561.3)
  Series C Preferred ($1.32 and $2.63 per share for the nine months ended September 30, 1998 and 1997,
     respectively)..........................................       (2.1)        (9.6)
  Preferred stock of pooled affiliate.......................                   (51.8)
Purchase of treasury stock..................................     (146.3)      (707.3)
                                                              ---------    ---------
BALANCE, END OF PERIOD......................................  $12,043.3    $10,882.7
                                                              =========    =========

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION

     The consolidated financial statements presented in this document represent the operations of BANC ONE CORPORATION ("BANC ONE") and have not been restated to reflect the merger with First Chicago NBD Corporation ("First Chicago NBD") which was effective on October 2, 1998 to be accounted for as a pooling of interests. See additional discussion regarding the merger on page 9.

     The accompanying consolidated financial statements are unaudited. However, in the opinion of management, they contain the adjustments, all of which are normal and recurring in nature, necessary to present fairly the consolidated financial position, results of operations and changes in cash flow. The consolidated financial statements and notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 1997, and the Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 1998, should be read in conjunction with these consolidated financial statements. The "Corporation" is defined as the parent company only. "BANC ONE" refers to the Corporation and all significant majority-owned subsidiaries. Certain prior period amounts have been reclassified to be consistent with current presentation.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.  ACQUISITION

     On September 30, 1998, BANC ONE purchased the credit card operation of Chevy Chase Bank, FSB. The portfolio included $4.9 billion in managed credit card loans and 3.1 million Visa(R) and MasterCard(R) credit card accounts. At the purchase date, an intangible asset of $290.6 million was recognized on the balance sheet and is being amortized over 7 years using the straight line method.

     On June 12, 1998, BANC ONE completed its acquisition of First Commerce Corporation ("First Commerce") located in New Orleans, Louisiana, resulting in the issuance of approximately 56 million shares of BANC ONE's common stock valued at $3.5 billion for all the outstanding shares of First Commerce common stock, in a tax-free exchange. First Commerce was a multi-bank holding company with total assets of approximately $9.3 billion and stockholders' equity of approximately $804.6 million at June 12, 1998. The acquisition was accounted for as a pooling of interests and, therefore, the consolidated financial statements have been restated for all prior periods presented to include the results of operations, financial position and changes in cash flows of First Commerce.

     In connection with the First Commerce merger, BANC ONE identified restructuring and merger integration charges of $182.0 million ($127.3 million after tax), of which $126.9 million was recorded as a restructuring charge, $43.6 million represented integration costs, and $11.5 million was associated with Year 2000 compliance. The restructuring charge of $126.9 million associated with the First Commerce merger consisted of employee benefits and severance costs, and other merger-related costs.

3.  CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

     Supplemental disclosures for the consolidated condensed statement of cash flows are as follows: common stock issued and treasury stock reissued in purchase acquisitions was $1.4 million and $538.4 million for the nine months ended September 30, 1998 and 1997, respectively, and securities trades not settled increased $1.3 million and decreased $381.3 million for the nine months ended September 30, 1998 and 1997, respectively. Finally, in connection with the First USA merger, $3.6 billion of mortgage backed securities were reclassified from held to maturity to available for sale during the 1997 second quarter.

     In addition, noncash investing activities for the nine months ended September 30, 1998, included the following transfers of securitization-related assets: (1) an interest-only strip, associated with credit card securitizations, of $585.5 million was transferred from other assets to securities available for sale and (2) certificated retained interests in credit card securitizations of $3.2 billion were transferred from loans to securities available for sale.

4.  EARNINGS PER SHARE

                                                    THREE MONTHS ENDED       NINE MONTHS ENDED
                                                      SEPTEMBER 30,            SEPTEMBER 30,
                                                  ----------------------    --------------------
     $(MILLIONS, EXCEPT PER SHARE AMOUNTS)          1998         1997         1998        1997
------------------------------------------------------------------------------------------------
BASIC:
  EARNINGS:
     Net income.................................  $   647.6    $   464.8    $1,683.3    $  924.4
     Deduct: Dividends on preferred shares......                     3.0         2.1        15.4
                                                  ---------    ---------    --------    --------
                                                  $   647.6    $   461.8    $1,681.2    $  909.0
                                                  =========    =========    ========    ========
  SHARES:
     Weighted average common shares
       outstanding..............................      705.0        695.9       702.3       682.8
                                                  =========    =========    ========    ========
NET INCOME PER COMMON SHARE, BASIC..............  $    0.92    $    0.67    $   2.39    $   1.33
                                                  =========    =========    ========    ========
DILUTED:
  EARNINGS:
     Net income.................................  $   647.6    $   464.8    $1,683.3    $  924.4
     Interest expense on convertible debentures,
       net of tax...............................        1.5          1.7         4.7         5.0
                                                  ---------    ---------    --------    --------
                                                  $   649.1    $   466.5    $1,688.0    $  929.4
                                                  =========    =========    ========    ========
  SHARES:
     Weighted average common shares
       outstanding..............................      705.0        695.9       702.3       682.8
     Add: Dilutive effect of outstanding
       options..................................        5.2         11.5         7.1        11.7
     Add: Conversion of preferred stock.........                     7.5         1.9        15.7
     Add: Other dilutive contingent share
       issuances................................        3.9          4.5         4.1         4.5
                                                  ---------    ---------    --------    --------
     Weighted average common shares
       outstanding..............................      714.1        719.4       715.4       714.7
                                                  =========    =========    ========    ========
NET INCOME PER COMMON SHARE, DILUTED............  $    0.91    $    0.65    $   2.36    $   1.30
                                                  =========    =========    ========    ========

5.  CHANGES IN STOCKHOLDERS' EQUITY

     In addition to net income, BANC ONE has identified changes related to other nonowner transactions in the Consolidated Statement of Changes in Stockholders' Equity. For BANC ONE, changes in other nonowner transactions consist entirely of changes in unrealized holding gains and losses on securities available for sale.

                                               NINE MONTHS ENDED                     NINE MONTHS ENDED
                                               SEPTEMBER 30, 1998                    SEPTEMBER 30, 1997
                                       ----------------------------------    ----------------------------------
                                       BEFORE-       TAX                     BEFORE-       TAX
                                         TAX      (EXPENSE)     AFTER-TAX      TAX      (EXPENSE)     AFTER-TAX
             $(MILLIONS)               AMOUNT     OR BENEFIT     AMOUNT      AMOUNT     OR BENEFIT     AMOUNT
---------------------------------------------------------------------------------------------------------------
UNREALIZED GAINS ON SECURITIES:
  Unrealized holding gains arising
    during period....................  $133.3       $(41.0)       $92.3      $156.9       $(56.7)      $100.2
  Less: reclassification adjustment
    for gain realized in net
    income...........................   (85.8)        26.4        (59.4)      (44.1)        16.0        (28.1)
                                       ------       ------        -----      ------       ------       ------
Change related to other nonowner
  transactions.......................  $ 47.5       $(14.6)       $32.9      $112.8       $(40.7)      $ 72.1
                                       ======       ======        =====      ======       ======       ======

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

6.  NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement establishes standards for reporting operating segments and requires certain other disclosures about products and services, geographic areas and major customers. The disclosure requirements are effective for the year ending December 31, 1998. The Statement requires selected information about operating segments in interim financial reports beginning in 1999.

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. BANC ONE adopted SOP 98-1 effective for the first quarter 1998. These costs will be amortized on a straight-line basis over the benefit period, not to exceed five years, and will be periodically reviewed for possible impairment.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999, and may be implemented as of the beginning of any fiscal quarter. SFAS No. 133 may not be applied retroactively. BANC ONE is in the process of evaluating the impact of this new Statement.

7.  SUBSEQUENT EVENT

     On October 2, 1998, BANC ONE and First Chicago NBD were each merged into a new company BANK ONE CORPORATION ("BANK ONE"). Each share of BANC ONE common stock was converted into one share of common stock of BANK ONE. Each share of common stock of First Chicago NBD was converted into the right to receive 1.62 shares of BANK ONE common stock. In aggregate, 291 million shares of First Chicago NBD were converted into 471 million shares of BANK ONE. Each share of preferred stock of First Chicago NBD outstanding immediately prior to the merger was converted into the right to receive one share of a series of corresponding preferred stock of BANK ONE with substantially the same terms.

     The separate results of operations for BANC ONE and First Chicago NBD were as follows:

                                                 THREE MONTHS ENDED         NINE MONTHS ENDED
                                                    SEPTEMBER 30,             SEPTEMBER 30,
                                                ---------------------    -----------------------
    $(MILLIONS, EXCEPT PER SHARE AMOUNTS)         1998         1997        1998          1997
------------------------------------------------------------------------------------------------
REVENUE:
  BANC ONE....................................  $3,747.9     $3,724.5    $11,182.3     $10,498.8
  First Chicago NBD...........................   2,663.4      2,582.8      8,019.4       7,499.7
NET INCOME:
  BANC ONE....................................  $  648.5     $  465.7    $ 1,686.0     $   927.1
  First Chicago NBD...........................     405.0        384.4      1,195.7       1,142.7
EARNINGS PER SHARE (DILUTED):
  BANC ONE....................................  $    .91     $    .65    $    2.36     $    1.30
  First Chicago NBD...........................      1.38         1.26         4.06          3.63

     To conform with consistent methods of accounting, certain reclassifications of certain revenue and expense items were made. In addition, the accounting treatment for the postretirement transition obligation identified with the implementation of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," has been conformed. The 1994 balance of retained earnings was decreased by $70 million to reflect a consistent up-front recognition of the postretirement transition obligation. Noninterest expense was reduced by $1.4 million and $4.2 million for the three and nine months ended September 30, 1998, respectively, and net income was increased by $.9 million and $2.7 million for the same periods. The above balances reflect the reclassifications of certain revenue and expenses in addition to the effect of the change in the accounting treatment of the postretirement transition obligation.

     The transaction will be accounted for as a pooling of interests. For further information, see BANC ONE's Current Reports on Form 8-K dated April 10, 1998 (as amended by Forms 8-K/A filed April 21, 1998 and May 19, 1998) and BANK ONE's Current Report on Form 8-K dated October 6, 1998.

CONSOLIDATED QUARTERLY FINANCIAL DATA

                                                                           QUARTERS
                                                --------------------------------------------------------------
                                                                1998                            1997
                                                ------------------------------------   -----------------------
$(MILLIONS, EXCEPT PER SHARE DATA) (UNAUDITED)    THIRD        SECOND       FIRST        FOURTH       THIRD
--------------------------------------------------------------------------------------------------------------
CONDENSED INCOME STATEMENT:
  Total interest income (1)...........          $  2,440.7   $  2,502.3   $  2,493.8   $  2,505.7   $  2,582.0
  Total interest expense..............             1,018.1      1,057.3      1,061.2      1,074.8      1,105.5
                                                ----------   ----------   ----------   ----------   ----------
     Net interest income (1)..........             1,422.6      1,445.0      1,432.6      1,430.9      1,476.5
  Provision for credit losses.........               177.3        193.8        212.3        281.1        286.6
  Noninterest income..................             1,321.6      1,280.8      1,182.2      1,142.7      1,151.2
  Noninterest expense.................             1,633.8      1,808.4      1,580.4      1,568.4      1,619.1
  Taxable equivalent adjustment.......                15.4         16.1         14.3         15.3         15.0
                                                ----------   ----------   ----------   ----------   ----------
     Income before income taxes.......               917.7        707.5        807.8        708.8        707.0
  Income tax provision................               270.1        220.2        259.4        201.9        242.2
                                                ----------   ----------   ----------   ----------   ----------
     Net income.......................          $    647.6   $    487.3   $    548.4   $    506.9   $    464.8
                                                ==========   ==========   ==========   ==========   ==========
  Net income available to common
     stockholders.....................          $    647.6   $    487.3   $    546.3   $    504.5   $    461.8
                                                ==========   ==========   ==========   ==========   ==========
KEY AVERAGE BALANCES:
  Total securities (2)................          $ 20,464.6   $ 20,695.5   $ 18,348.7   $ 16,524.0   $ 17,396.5
  Total loans and leases..............            83,157.4     86,477.2     87,792.9     89,536.2     91,577.7
  Total assets........................           120,008.0    124,090.8    123,759.3    121,781.7    122,715.3
  Total deposits......................            81,577.3     83,856.0     84,042.3     82,895.9     82,899.5
  Total borrowed funds................            22,609.3     25,123.3     25,063.8     24,595.1     26,122.2
  Common stockholders' equity.........          $ 11,809.7   $ 11,307.7   $ 10,920.7   $ 10,706.5   $ 10,444.9
MARGIN ANALYSIS (1)(3)(4):
  Net interest income.................                5.32%        5.25%        5.30%        5.27%        5.31%
  Net funds function..................                4.66%        4.55%        4.52%        4.23%        4.28%
KEY OPERATING RATIOS:
  Return on average assets (3)........                2.14%        1.58%        1.80%        1.65%        1.50%
  Return on average common
     equity (3).......................               21.76        17.29        20.29        18.69        17.54
  Return on average total equity (3)..               21.76        17.28        20.13        18.54        17.36
  Average common equity to average assets...          9.84         9.11         8.82         8.79         8.51
  Average total equity to average assets...           9.84         9.12         8.93         8.91         8.66
  Tier I capital ratio................                9.23         9.03         8.94         8.57         8.60
  Total risk adjusted capital ratio...               13.58        13.47        13.60        12.97        13.09
  Tier I leverage ratio...............                9.06%        8.54%        8.18%        7.93%        7.66%

---------------

(1) Fully taxable equivalent basis. The Federal statutory rate used was 35% for all periods presented.

(2) Average balances are based on amortized historical cost excluding SFAS No. 115 adjustments to fair value which are included in other assets.

(3) Ratios presented on an annualized basis.

(4) As a percent of average earning assets.

(5) Excludes certain smaller balance loans collectively evaluated for impairment.

(6) Includes loans held for sale.

(7) Excluding nonperforming loans.

(8) Third quarter 1997 has not been restated for the 10% stock dividend declared on February 12, 1998.

                                                               QUARTERS
                                    --------------------------------------------------------------
                                                    1998                            1997
$(MILLIONS, EXCEPT PER SHARE DATA)  ------------------------------------   -----------------------
           (UNAUDITED)                THIRD        SECOND       FIRST        FOURTH       THIRD
--------------------------------------------------------------------------------------------------
CREDIT ANALYSIS:
  Net charge-offs to average loans
     and leases (3).............           .83%        1.07%        1.06%        1.32%        1.29%
  Ending allowance to loans and
     leases.....................          1.63         1.60         1.60         1.59         1.60
  Nonperforming assets to loans
     and leases (5)(6)..........           .75          .70          .71          .57          .59
  Loans delinquent 90 or more days
     to loans and leases (6)(7)...         .55          .60          .62          .64          .74
  Allowance to nonperforming
     loans......................        253.52%      254.17%      250.96%      316.23%      307.03%
MANAGED DATA:
  Total average loans and leases
     (6)........................    $120,281.4   $119,965.1   $119,674.7   $117,659.6   $115,505.5
  Net interest margin (1)(3)....          6.61%        6.37%        6.49%        6.22%        6.25%
  Net funds function (1)(3).....          4.75         4.46         4.54         4.36         4.39
  Credit card net charge-offs to
     average credit card loans
     (3)........................          5.16         5.84         5.96         5.35         5.75
  Credit card loans delinquent 90
     or more days to credit card
     loans......................          2.07%        2.18%        2.38%        2.28%        2.02%
COMMON STOCK:
  Per common share data
     Net income, basic..........    $      .92   $      .69   $      .78   $      .73   $      .67
     Net income, diluted........           .91          .68          .77          .71          .65
     Cash dividends declared....           .38          .38          .38         .345         .345
     Book value (8).............    $    17.07   $    16.43   $    16.05   $    15.82   $    16.74
  Average shares outstanding,
     basic......................         705.0        703.5        698.4        699.3        695.9
  Average shares outstanding,
     diluted....................         714.1        715.3        716.6        719.3        719.4
  Shares traded, as originally
     reported...................         168.5        133.9        105.5        113.3        102.8
  Stock price:
     High.......................    $    61.50   $    65.63   $    63.94   $    54.37   $    52.10
     Low........................         37.75        54.94        44.66        43.01        43.24
     Close......................    $    42.44   $    55.81   $    63.25   $    49.37   $    50.91

AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES (1)

                                                     THREE MONTHS ENDED               THREE MONTHS ENDED
                                                     SEPTEMBER 30, 1998               SEPTEMBER 30, 1997
                                               ------------------------------   ------------------------------
                                                AVERAGE     INCOME/    YIELD/    AVERAGE     INCOME/    YIELD/
$(MILLIONS) (UNAUDITED)                         BALANCES    EXPENSE     RATE     BALANCES    EXPENSE     RATE
--------------------------------------------------------------------------------------------------------------
ASSETS:
Short-term investments.......................  $  1,075.4   $   14.1     5.20%  $    824.5   $   11.2     5.39%
Loans held for sale..........................     1,396.8       50.8    14.43        419.8        7.9     7.47
Securities: (2)
  Taxable....................................    19,266.0      373.2     7.69     15,878.6      261.9     6.54
  Tax-exempt.................................     1,198.6       24.8     8.21      1,517.9       30.9     8.08
                                               ----------   --------            ----------   --------
    Total securities.........................    20,464.6      398.0     7.72     17,396.5      292.8     6.68
Loans and leases: (3)
  Commercial:
    Commercial...............................    24,221.7      495.3     8.11     23,169.8      488.6     8.37
    Commercial real estate...................     6,341.9      141.8     8.87      7,036.5      158.4     8.93
    Construction real estate.................     4,190.7      101.6     9.62      4,235.4      103.3     9.68
    Lease financing..........................     2,957.7       54.8     7.35      2,540.7       48.2     7.53
  Consumer:
    Residential real estate..................     6,046.9      141.6     9.29      8,422.0      193.3     9.11
    Home equity..............................    10,231.7      246.9     9.57      8,786.4      214.7     9.69
    Indirect.................................     8,991.9      212.9     9.39      9,149.4      216.8     9.40
    Auto lease...............................     8,340.0      179.4     8.53      6,235.1      134.2     8.54
    Student..................................     2,306.4       44.0     7.57      2,374.9       44.8     7.48
    Other....................................     4,177.5      120.6    11.45      4,656.7      133.0    11.33
  Credit card................................     5,351.0      238.9    17.71     14,970.8      534.8    14.17
                                               ----------   --------            ----------   --------
    Total loans and leases...................    83,157.4    1,977.8     9.44     91,577.7    2,270.1     9.83
                                               ----------   --------            ----------   --------
    Total earning assets.....................   106,094.2    2,440.7     9.13    110,218.5    2,582.0     9.29
Allowance for credit losses..................    (1,318.7)                        (1,445.9)
Other assets.................................    15,232.5                         13,942.7
                                               ----------                       ----------
TOTAL ASSETS.................................  $120,008.0                       $122,715.3
                                               ==========                       ==========
LIABILITIES:
Deposits:
  Noninterest-bearing demand.................  $ 18,310.5                       $ 17,227.6
  Interest-bearing demand....................     2,517.0        9.8     1.54      2,653.9       12.9     1.93
  Savings and money market...................    35,468.0      332.7     3.72     33,261.0      293.8     3.50
  Time deposits:
    CDs less than $100,000...................    17,074.5      228.2     5.30     20,204.3      278.6     5.47
    CDs $100,000 and over:
      Domestic...............................     5,239.0       71.3     5.40      7,066.8       96.8     5.43
      Foreign................................     2,968.3       40.0     5.35      2,485.9       33.7     5.38
                                               ----------   --------            ----------   --------
         Total deposits......................    81,577.3      682.0     3.32     82,899.5      715.8     3.43
Borrowed funds:
  Short-term.................................    11,579.2      160.6     5.50     15,591.7      218.0     5.55
  Long-term..................................    11,030.1      175.5     6.31     10,530.5      171.7     6.47
                                               ----------   --------            ----------   --------
      Total borrowed funds...................    22,609.3      336.1     5.90     26,122.2      389.7     5.92
                                               ----------   --------            ----------   --------
      Total interest-bearing liabilities.....    85,876.1    1,018.1     4.70     91,794.1    1,105.5     4.78
Other liabilities............................     4,011.7                          3,072.5
                                               ----------                       ----------
TOTAL LIABILITIES............................   108,198.3                        112,094.2
Preferred stock..............................                                        176.2
Common stockholders' equity..................    11,809.7                         10,444.9
                                               ----------                       ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...  $120,008.0                       $122,715.3
                                               ==========                       ==========
Net interest rate spread.....................                            4.43                             4.51
NET INTEREST INCOME AND NET INTEREST
  MARGIN.....................................                1,422.6     5.32                 1,476.5     5.31
Provision for credit losses..................                 (177.3)    (.66)                 (286.6)   (1.03)
                                                            --------   ------                --------   ------
NET FUNDS FUNCTION...........................               $1,245.3     4.66%               $1,189.9     4.28%
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

(3) Nonaccrual loans are included in loan balances. Interest income includes related fee income.

                                                     NINE MONTHS ENDED                NINE MONTHS ENDED
                                                     SEPTEMBER 30, 1998               SEPTEMBER 30, 1997
                                               ------------------------------   ------------------------------
                                                AVERAGE     INCOME/    YIELD/    AVERAGE     INCOME/    YIELD/
$(MILLIONS) (UNAUDITED)                         BALANCES    EXPENSE     RATE     BALANCES    EXPENSE     RATE
--------------------------------------------------------------------------------------------------------------
ASSETS:
Short-term investments.......................  $  1,089.3   $   43.1    5.29%   $    857.7   $   34.1    5.32%
Loans held for sale..........................     1,940.1      210.7   14.52       1,382.4      130.4   12.61
Securities: (2)
  Taxable....................................    18,575.4    1,001.8    7.21      17,757.6      870.8    6.56
  Tax-exempt.................................     1,268.6       77.9    8.21       1,574.5       97.5    8.28
                                               ----------   --------            ----------   --------
    Total securities.........................    19,844.0    1,079.7    7.27      19,332.1      968.3    6.70
Loans and leases: (3)
  Commercial:
    Commercial...............................    24,284.1    1,480.4    8.15      22,426.5    1,403.7    8.37
    Commercial real estate...................     6,590.3      439.7    8.92       7,104.0      475.0    8.94
    Construction real estate.................     4,151.0      296.6    9.55       4,094.6      295.6    9.65
    Lease financing..........................     2,844.1      156.9    7.38       2,425.9      134.1    7.39
  Consumer:
    Residential real estate..................     6,990.9      483.3    9.24       8,016.3      546.9    9.12
    Home equity..............................     9,958.7      717.1    9.63       8,076.1      588.7    9.75
    Indirect.................................     8,792.3      610.6    9.29       9,695.9      668.2    9.21
    Auto lease...............................     7,666.2      518.5    9.04       5,555.8      357.7    8.61
    Student..................................     2,405.0      137.2    7.63       2,397.5      135.6    7.56
    Other....................................     4,377.0      402.3   12.29       4,665.1      420.6   12.05
  Credit card................................     7,732.5      860.7   14.88      13,617.7    1,495.0   14.68
                                               ----------   --------            ----------   --------
    Total loans and leases...................    85,792.1    6,103.3    9.51      88,075.4    6,521.1    9.90
                                               ----------   --------            ----------   --------
    Total earning assets.....................   108,665.5    7,436.8    9.15     109,647.6    7,653.9    9.33
Allowance for credit losses..................    (1,343.4)                        (1,344.0)
Other assets.................................    15,283.5                         13,078.7
                                               ----------                       ----------
TOTAL ASSETS.................................  $122,605.6                       $121,382.3
                                               ==========                       ==========
LIABILITIES:
Deposits:
  Noninterest-bearing demand.................  $ 18,611.1                       $ 16,587.0
  Interest-bearing demand....................     2,654.2       33.7    1.70       2,902.6       41.5    1.91
  Savings and money market...................    35,464.6      980.8    3.70      32,347.7      835.3    3.45
  Time deposits:
    CDs less than $100,000...................    18,139.9      724.0    5.34      20,269.8      836.2    5.52
    CDs $100,000 and over:
      Domestic...............................     5,526.3      224.9    5.44       7,145.7      291.7    5.46
      Foreign................................     2,753.4      111.1    5.39       2,424.9       98.2    5.41
                                               ----------   --------            ----------   --------
         Total deposits......................    83,149.5    2,074.5    3.34      81,677.7    2,102.9    3.44
Borrowed funds:
  Short-term.................................    12,738.6      518.6    5.44      17,217.8      696.1    5.41
  Long-term..................................    11,517.9      543.5    6.31       8,978.2      434.2    6.47
                                               ----------   --------            ----------   --------
      Total borrowed funds...................    24,256.5    1,062.1    5.85      26,196.0    1,130.3    5.77
                                               ----------   --------            ----------   --------
      Total interest-bearing liabilities.....    88,794.9    3,136.6    4.72      91,286.7    3,233.2    4.74
Other liabilities............................     3,807.2                          2,942.3
                                               ----------                       ----------
TOTAL LIABILITIES............................   111,213.2                        110,816.0
Preferred stock..............................        43.1                            188.7
Common stockholders' equity..................    11,349.3                         10,377.6
                                               ----------                       ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...  $122,605.6                       $121,382.3
                                               ==========                       ==========
Net interest rate spread.....................                           4.43                             4.59
NET INTEREST INCOME AND NET INTEREST
  MARGIN.....................................                4,300.2    5.29                  4,420.7    5.39
Provision for credit losses..................                 (583.4)   (.72)                  (982.3)  (1.20)
                                                            --------   -----                 --------   -----
NET FUNDS FUNCTION...........................               $3,716.8    4.57%                $3,438.4    4.19%
                                                            ========   =====                 ========   =====

MANAGEMENT'S DISCUSSION AND ANALYSIS

     This discussion should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in this report and in the BANC ONE CORPORATION Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 Form 10-K") and the Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 1998. For purposes of this report, the term "the Corporation" is defined as the parent company only and "BANC ONE" refers to the Corporation and all significant majority-owned subsidiaries.

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

ACQUISITIONS AND MERGERS

     Effective October 2, 1998, BANC ONE and First Chicago NBD Corporation ("First Chicago NBD") were combined into a new corporation named BANK ONE CORPORATION ("BANK ONE"). Each share of BANC ONE common stock was converted into one share of BANK ONE common stock. Each share of First Chicago NBD common stock was converted into the right to receive 1.62 shares of BANK ONE common stock.

     BANK ONE estimates that net restructuring and merger-related charges of approximately $1.25 billion ($837 million after-tax) will be incurred related to the merger. Actions incorporated in the business combination and restructuring plan are principally targeted for implementation over a 12-18 month period following the merger.

     Personnel-related items consist primarily of severance and benefits cost for separated employees and costs associated with change in control provisions in certain of First Chicago NBD's stock plans. The benefit package to be made available to affected employees has been approved by management and communicated on a corporate-wide basis. Facilities and equipment costs include the net cost associated with the closing and divestiture of identified banking facilities, and from the consolidation of headquarters and operational facilities. Other merger-related transaction costs include investment banking fees, registration and listing fees, and various accounting, legal and other related transaction costs.

     While there can be no assurances as to the achievement of such business and financial goals, BANK ONE currently expects to achieve approximately $1.2 billion in annual pre-tax synergies as a result of the merger. It is currently anticipated that essentially all actions necessary to generate such synergies will be completed in a two-year timeframe. Of this total, BANK ONE expects to realize approximately $930 million in annual expense savings and approximately $275 million in enhanced annual revenues. The expense savings will be derived principally from cost reductions in the credit card, retail banking, commercial banking, capital markets and indirect lending businesses, in the operations and technology budgets and in its general and administrative expenses, as well as through increased purchasing leverage with certain suppliers. Increased revenues are expected to come principally in cross-selling opportunities involving the credit card, retail banking and commercial banking businesses. For further information on the First Chicago NBD merger, see BANC ONE's Current Report on Form 8-K dated April 10, 1998 (as amended by Forms 8-K/A filed April 21, 1998 and May 19, 1998), and BANK ONE's Current Report on Form 8-K dated October 6, 1998.

     On September 30, 1998, BANC ONE purchased the credit card operation of Chevy Chase Bank, FSB. The portfolio included $4.9 billion in managed credit card loans and 3.1 million Visa(R) and MasterCard(R) credit card accounts. At the purchase date, an intangible asset of $290.6 million was recognized on the balance sheet and is being amortized over 7 years using the straight line method.

     On June 12, 1998, BANC ONE completed its acquisition of First Commerce Corporation ("First Commerce"), located in New Orleans, Louisiana. The acquisition was accounted for as a pooling of interests and, accordingly, the information included in this report presents the combined results of BANC ONE and First Commerce as if the two companies had operated as a combined entity for all periods presented.

     First Commerce was acquired in a tax-free exchange of stock, whereby BANC ONE issued 1.408 shares (adjusted for the 10% common stock dividend) of BANC ONE's common stock (approximately 56 million shares in total) for each outstanding share of First Commerce common stock. First Commerce was a multi-bank holding company with total assets of approximately $9.3 billion and stockholders' equity of approximately $804.6 million at June 12, 1998.

     In connection with the First Commerce merger, BANC ONE identified restructuring and merger integration charges of $182.0 million ($127.3 million after tax), of which $126.9 million was recorded as a restructuring charge, $43.6 million represented integration costs, and $11.5 million was associated with Year 2000 compliance. The restructuring charge of $126.9 million associated with the First Commerce merger consisted of employee benefits and severence costs, and other merger-related costs.

"REPORTED" VS "MANAGED" ANALYSIS

     For funding and risk management purposes, BANC ONE periodically securitizes loans and leases, primarily in support of credit card activities. The accounting for securitizations complicates the understanding of underlying trends in net interest income, net interest margin and noninterest income, as well as the underlying growth rates of reported loans and leases. For a more complete understanding, these trends are also reviewed on a "Managed" basis, which adds data on securitized credit card loans to "Reported" data on loans and leases and loans held for sale. The following analysis of "Reported" results of operations should be read in conjunction with the analysis of "Managed" performance beginning on page 26.

RESULTS OF OPERATIONS

  OVERVIEW

     Net income for the third quarter of 1998 was $647.6 million, or $.91 per common share on a diluted basis, compared with $464.8 million, or $.65 per common share for the same quarter last year. The increase in net income primarily reflects a decrease of $109.3 million, or 38.1%, in the provision for credit losses and an increase of $170.4 million, or 14.8%, in noninterest income. For the nine month periods ended September 30, 1998 and 1997, respectively, net income was $1,683.3 million, or $2.36 per share, and $924.4 million, or $1.30 per share, reflecting the same factors as the quarterly results, as well as a decrease in restructuring charges, discussed below.

     Both the 1998 and 1997 nine-month periods were impacted by charges for special acquisition-related items. The 1998 second quarter included $182.0 million ($127.3 million after tax) of restructuring and integration costs associated with the acquisition of First Commerce. The $182.0 million represented $126.9 million in restructuring charges, $43.6 million in integration costs, as well as other merger-related costs. The 1997 second quarter included $467.4 million ($328.8 million after tax) of costs associated with the acquisition of First USA, Inc. ("First USA") and other strategic initiatives. Of the $467.4 million recorded in 1997, $337.3 million was recorded as a restructuring charge and $130.1 million was recorded as an additional provision for credit losses. Excluding the impact of these acquisition-related items, results for the nine-month periods ended September 30, 1998 and 1997, respectively, were $1,810.6 million, or $2.54 per share, and $1,253.2 million, or $1.76 per share.

     The annualized return on average common equity ("ROCE") increased to 21.76% for the third quarter of 1998 compared with 17.54% for the same quarter last year. The annualized return on average assets ("ROA") was 2.14% and 1.50% for the three months ended September 30, 1998 and 1997, respectively. For the nine-month periods ended September 30, 1998 and 1997, the annualized ROCE was 19.81% and 11.71%. respectively, while the annualized ROA was 1.84% and 1.02%, respectively.

     Excluding the impact of the acquisition-related items above, for the nine months ended September 30, 1998 and 1997, ROCE was 21.30% and 15.95%, while ROA was 1.97% and 1.38%.

  NET INTEREST INCOME/NET INTEREST MARGIN

     Net interest income on a fully taxable equivalent ("FTE") basis was $1.4 billion for the third quarter ended September 30, 1998, a $53.9 million decrease from the same quarter of 1997. For the nine months ended September 30, 1998, net interest income on an FTE basis declined $120.5 million from the same period in 1997. The decreases in net interest income for both the three and nine months in 1998 were due primarily to declines in the average balance on credit card loans, resulting from increased securitizations, generally offset by increases in the average balances on other loans and leases and an increase in average securities. The effect of securitizations is further discussed in "Performance Analysis -- Managed Portfolio" beginning on page 26.

     Net interest margin was relatively flat at 5.32% for the three months ended September 30, 1998, compared to 5.31% for the same quarter in 1997. For the nine months ended September 30, 1998, when compared to the same period last year, the net interest margin declined to 5.29%.

     The decline in the average balance on the credit card portfolio negatively impacted interest income by $295.9 million during the third quarter of 1998, and by $634.3 million for the nine months ended September 30, 1998, when compared to the same periods in 1997. The average balance of the reported credit card portfolio decreased 64.3% and 43.2%, respectively, from the three and nine months ended September 30, 1997. The yield on the reported credit card portfolio increased from 14.17% to 17.71% on a quarter-to-quarter basis and from 14.68% to 14.88% on a year-to-date basis. These increases primarily resulted from higher fee income and an improvement in credit quality.

     The higher average loan and lease portfolio and generally flat yields, excluding credit card loans, resulted in a modest increase in interest income of $3.6 million and $216.5 million for the three and nine months ended September 30, 1998, respectively, from the same periods in 1997. Average commercial loans increased $729.6 million, or 2.0%, and $1.8 billion, or 5.0% from the prior year quarter and nine-month periods, respectively, mainly due to the strong economic environment which has fueled commercial loan growth throughout the industry, as well as the positive impact of more focused sales efforts reflecting the shift to line of business management. Average home equity loans increased 16.4% and 23.3%, respectively, from the three and nine months ended September 30, 1997, primarily as a result of marketing efforts, while residential real estate loans declined as expected, due primarily to the sale of $2.6 billion in residential mortgage loans during the first half of 1998.

     For both the three and nine months ended September 30, 1998, securities income increased due primarily to the reclassification of retained interests in credit card securitizations from loans to securities.

     For further information on the changes in average balances and the impact of rates and volume on net interest income, please see Table 1: Rate/Volume Analysis which follows.

TABLE 1: RATE/VOLUME ANALYSIS (1)(2)

                                      THREE MONTHS ENDED                              NINE MONTHS ENDED
                           SEPTEMBER 30, 1998 VS SEPTEMBER 30, 1997       SEPTEMBER 30, 1998 VS SEPTEMBER 30, 1997
                          -------------------------------------------    -------------------------------------------
                          CHANGE IN    CHANGE IN                         CHANGE IN    CHANGE IN
                           AVERAGE     INCOME /      RATE     VOLUME      AVERAGE     INCOME /      RATE     VOLUME
$(MILLIONS) (UNAUDITED)    BALANCE      EXPENSE     EFFECT    EFFECT      BALANCE      EXPENSE     EFFECT    EFFECT
--------------------------------------------------------------------------------------------------------------------
EARNING ASSETS:
Short-term
  investments...........  $  250.9      $   2.9     $ (2.5)   $  5.4     $  231.6      $   9.0     $(0.3)    $   9.3
Loans held for sale.....     977.0         42.9       12.3      30.6        557.7         80.3      21.9        58.4
Securities: (3)
  Taxable...............   3,387.4        111.3       50.1      61.2        817.8        131.0      89.6        41.4
  Tax-exempt............    (319.3)        (6.1)       3.3      (9.4)      (305.9)       (19.6)     (0.8)      (18.8)
                          ---------     -------     ------    -------    ---------     -------     -----     -------
      Total
        securities......   3,068.1        105.2       53.4      51.8        511.9        111.4      88.8        22.6
                          ---------     -------     ------    -------    ---------     -------     -----     -------
Loans and leases: (4)
  Commercial............     729.6         (5.0)     (73.3)     68.3      1,818.5         65.2     (72.7)      137.9
  Consumer..............     469.9          8.6      (14.5)     23.1      1,783.4        151.3      24.2       127.1
  Credit card...........  (9,619.8)      (295.9)     680.4    (976.3)    (5,885.2)      (634.3)     34.1      (668.4)
                          ---------     -------     ------    -------    ---------     -------     -----     -------
      Total loans and
        leases..........  (8,420.3)      (292.3)     592.6    (884.9)    (2,283.3)      (417.8)    (14.4)     (403.4)
                          ---------     -------     ------    -------    ---------     -------     -----     -------
TOTAL EARNING ASSETS....  $(4,124.3)     (141.3)     655.8    (797.1)    $ (982.1)      (217.1)     96.0      (313.1)
                          =========                                      =========
INTEREST-BEARING
  LIABILITIES:
Deposits:
Interest-bearing
  demand................  $ (136.9)        (3.1)      (2.5)     (0.6)    $ (248.4)        (7.8)     (4.4)       (3.4)
Savings and money
  market................   2,207.0         38.9       18.8      20.1      3,116.9        145.5      61.7        83.8
Time deposits...........  (4,475.2)       (69.6)      (9.4)    (60.2)    (3,420.8)      (166.1)    (28.4)     (137.7)
                          ---------     -------     ------    -------    ---------     -------     -----     -------
      Total deposits....  (2,405.1)       (33.8)       6.9     (40.7)      (552.3)       (28.4)     28.9       (57.3)
                          ---------     -------     ------    -------    ---------     -------     -----     -------
Borrowed funds
  Short-term............  (4,012.5)       (57.4)      (1.7)    (55.7)    (4,479.2)      (177.5)      8.0      (185.5)
  Long-term.............     499.6          3.8      (20.5)     24.3      2,539.7        109.3     (17.3)      126.6
                          ---------     -------     ------    -------    ---------     -------     -----     -------
      Total borrowed
        funds...........  (3,512.9)       (53.6)     (22.2)    (31.4)    (1,939.5)       (68.2)     (9.3)      (58.9)
                          ---------     -------     ------    -------    ---------     -------     -----     -------
TOTAL INTEREST-BEARING
  LIABILITIES...........  $(5,918.0)      (87.4)     (15.3)    (72.1)    $(2,491.8)      (96.6)     19.6      (116.2)
                          =========     -------     ------    -------    =========     -------     -----     -------
NET INTEREST
  INCOME(4).............                $ (53.9)    $671.1    $(725.0)                 $(120.5)    $76.4     $(196.9)
                                        =======     ======    =======                  =======     =====     =======

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

  NONINTEREST INCOME

TABLE 2: NONINTEREST INCOME

                                         THREE MONTHS ENDED                             NINE MONTHS ENDED
                             -------------------------------------------   -------------------------------------------
                                                     INCREASE (DECREASE)                           INCREASE (DECREASE)
                                SEPTEMBER 30,        -------------------      SEPTEMBER 30,        -------------------
                             --------------------             PERCENTAGE   --------------------             PERCENTAGE
        $(MILLIONS)            1998        1997      AMOUNT     CHANGE       1998        1997      AMOUNT     CHANGE
----------------------------------------------------------------------------------------------------------------------
Investment management and
  advisory activities......  $   96.0    $   88.6    $ 7.4        8.4%     $  283.0    $  250.3    $32.7       13.1%
Service charges on deposit
  accounts.................     199.5       191.6      7.9        4.1         593.8       560.7     33.1        5.9
Loan servicing income:
  Credit card..............     633.5       525.2    108.3       20.6       1,581.8     1,180.1    401.7       34.0
  Other loan servicing
    income.................      20.9        29.3     (8.4)     (28.7)         90.7        83.8      6.9        8.2
                             --------    --------    ------                --------    --------    ------
      Total loan servicing
        income.............     654.4       554.5     99.9       18.0       1,672.5     1,263.9    408.6       32.3
Securities gains...........      20.4        11.0      9.4       85.5          85.8        44.1     41.7       94.6
Other noninterest income...     351.3       305.5     45.8       15.0       1,149.5       752.7    396.8       52.7
                             --------    --------    ------                --------    --------    ------
TOTAL NONINTEREST INCOME...  $1,321.6    $1,151.2    $170.4      14.8%     $3,784.6    $2,871.7    $912.9      31.8%
                             ========    ========    ======                ========    ========    ======

     Income from investment management and advisory activities increased 8.4% and 13.1% for the three and nine months ended September 30, 1998, respectively, compared with the same 1997 periods. The increase was primarily due to growth of 8.8% in investment assets managed for customers to $59.5 billion at September 30, 1998 from $54.7 billion a year ago.

     The increase in service charges on deposit accounts income of $7.9 million and $33.1 million for the quarter and year-to-date periods ended September 30, 1998, respectively, as compared to the same prior year periods, reflects higher analysis charges on commercial customer accounts.

     Credit card servicing income increased $108.3 million, or 20.6% and $401.7 million, or 34% for the quarter and year-to-date periods ended September 30, 1998, respectively, compared with the same 1997 periods. This was primarily due to an increase in the level of securitized loans as well as an increase in the yield on these securitized loans due to higher fee income and an improvement in credit quality. The net interest and fee income related to these securitized loans increased $170.8 million and $592.8 million for the three and nine months ended September 30, 1998, respectively, compared with the same 1997 periods.

     Higher securities gains for the quarter and nine months ended September 30, 1998, compared with the same 1997 periods, reflects a planned increase in sales of lower-margin government and mortgage-backed securities. Gains on the sale of U.S. Treasury securities for the three and nine months ended September 30, 1998, increased $34.9 million and $81.8 million, compared with the same periods last year. This was partially offset by decreases of $25.5 million and $40.1 million in gains on the sale of other available for sale securities for the quarter and year ended September 30,1998, respectively.

     Other noninterest income increased $45.8 million and $396.8 million for the three and nine months ended September 30, 1998 respectively compared with the same 1997 periods. The increased income primarily resulted from increased gains on the sale of assets of $121.5 and $404.2 million for the three and nine months ended September 30, 1998, respectively, offset by decreased venture capital gains of $75.1 million and $91.4 million for the same periods ended September 30, 1998. The increased gains on asset sales are primarily the result of branch sale gains of $69.3 million and $258.9 million for the three and nine months ended September 30, 1998, respectively. In addition, the nine months ended September 30, 1998 includes a $31.0 million gain on the sale of mortgage servicing rights and a $32.4 million gain from the sale of $2.6 billion of residential mortgage loans.

  NONINTEREST EXPENSE

TABLE 3: NONINTEREST EXPENSE

                                         THREE MONTHS ENDED                             NINE MONTHS ENDED
                            --------------------------------------------   --------------------------------------------
                                                    INCREASE (DECREASE)                            INCREASE (DECREASE)
                               SEPTEMBER 30,        --------------------      SEPTEMBER 30,        --------------------
                            --------------------              PERCENTAGE   --------------------              PERCENTAGE
       $(MILLIONS)            1998        1997      AMOUNT      CHANGE       1998        1997      AMOUNT      CHANGE
-----------------------------------------------------------------------------------------------------------------------
Salary and related
  costs...................  $  645.3    $  662.7    $(17.4)       (2.6)%   $1,990.8    $1,881.9    $108.9        5.8%
Net occupancy and
  equipment...............     114.8        95.0     19.8        20.8         330.8       264.4     66.4        25.1
Taxes other than income
  and payroll.............      26.7        28.5     (1.8)       (6.3)         77.9        83.9     (6.0)       (7.2)
Depreciation and
  amortization............     119.6       122.0     (2.4)       (2.0)        353.3       355.9     (2.6)        (.7)
Outside services and
  processing..............     236.1       233.7      2.4         1.0         727.7       634.4     93.3        14.7
Marketing and
  development.............     236.5       250.1    (13.6)       (5.4)        611.1       588.0     23.1         3.9
Communication and
  transportation..........     122.0       115.1      6.9         6.0         364.6       325.4     39.2        12.0
Restructuring charges.....                                                    126.9       337.3    (210.4)     (62.4)
Other.....................     132.8       112.0     20.8        18.6         439.5       345.5     94.0        27.2
                            --------    --------    ------                 --------    --------    ------
TOTAL NONINTEREST
  EXPENSE.................  $1,633.8    $1,619.1    $14.7          .9%     $5,022.6    $4,816.7    $205.9        4.3%
                            ========    ========    ======                 ========    ========    ======

     Total noninterest expense increased $14.7 million and $205.9 million for the three and nine months ended September 30, 1998, respectively, compared with the same 1997 periods. The nine month period in 1998 included $126.9 million in restructuring costs relating to the First Commerce acquisition, compared with $337.3 million of similar charges in the same 1997 period relating to the acquisition of First USA. The decrease in restructuring charges was partially offset by Year 2000 expenses, which amounted to $82.0 million for the first nine months of 1998. Year 2000 compliant expenses were spread throughout a number of noninterest expense categories. Additional expense for the nine months ended September 30, 1998, resulted from increased costs relating to various systems technology and other retail initiatives.

     Salaries and related costs increased $108.9 million, or 5.8%, for the nine months ended September 30, 1998, compared with the same 1997 period. This increase was primarily due to business growth throughout the company as reflected in an increase in full-time equivalent staff as well as bonuses and incentive pay related to business development activities.

     Net occupancy and equipment increased $19.8 million and $66.4 million for the three and nine months ended September 30, 1998, respectively, compared with the same 1997 periods. The increase was primarily the result of rental and maintenance expense for Rapid Cash machines, the acquisition of several new leases to meet growth needs, and increased property management fees due to the outsourcing of this function beginning in the fourth quarter 1997, which resulted in lower corresponding salary costs.

     Outside services and processing costs increased $2.4 million and $93.3 million for the three and nine months ended September 30, 1998, respectively. This increase was largely attributable to increased consulting fees to modify and test software for the Year 2000 modifications and other initiatives. Credit card processing costs also increased as a result of the growth in the number of cardholders and higher customer transaction volume.

     Marketing and development costs increased $23.1 million for the nine month period ended September 30, 1998, compared with the same 1997 period. This increase was primarily due to the significant activities associated with the goal of sustaining growth in our credit card portfolio. On a quarter-to-quarter basis, marketing and development costs declined by $13.6 million, or 5.4%.

     Increases in communication and transportation expense for the quarter and year-to-date 1998 periods, compared to the same 1997 periods, were primarily due to additional telephone and postage expense to support growth in the credit card business.

     The increase in other expenses for the nine months ended September 30, 1998, compared to the same period in 1997, was due to First Commerce integration costs.

  INCOME TAXES

     The provision for income taxes was 30.8% of pretax income for the nine months ended September 30, 1998, compared with 36.1% for the same period in 1997, but below the 33.7% effective tax rate for all of 1997. This reflected the implementation of proactive tax planning initiatives late in 1997.

  YEAR 2000 COMPLIANCE

     The Year 2000 challenge involves the ability of computers to accurately process dates in the new millennium.

     STATUS

     Solving the year 2000 problem is a top priority at BANC ONE. A comprehensive program is well under way that is focused on achieving compliance within established deadlines for the following phases of the project: inventory and assessment, renovation, testing and implementations, and contingency planning.

     The inventory and assessment phase is complete with renovation, testing, implementation, and contingency planning in various stages. It is anticipated that all applications will be renovated by the end of 1998. A comprehensive test strategy covers infrastructure, applications, interfaces, third parties and customers. Mission-critical equipment, facilities and applications will be tested and back in production by year end with business-vital applications in production by March 1999. All other applications, equipment and facilities are expected to be back in production by June 1999. Over 60% of mission-critical applications are compliant as of September 30, 1998.

     CONTINGENCY PLANS

     In the event of problems caused by the year 2000, alternative plans will allow BANC ONE to minimize impacts on customers. Existing business continuity plans are the basis for developing Year 2000 contingency plans. Critical business processes have been identified following an analysis of all core business processes. The most reasonable recovery strategies have been selected. The work necessary to implement contingency plans is being documented and the effectiveness will be validated by year end 1998. We will continue to review and validate the propriety of our contingency plans throughout 1999.

     BANC ONE does business with a large number of key customers and outside suppliers. Management is actively monitoring the progress of their efforts to become Year 2000 compliant and will take actions, if necessary, to mitigate risks. However, there is no guarantee that customers and outside suppliers will be ready for the new millennium, or that their failure to become compliant could have a material adverse effect on BANC ONE's operations.

     BANC ONE relies, as all businesses and households do, on services and infrastructure support provided by major utilities telecommunications and transportation companies, and government entities. Failure of one or more of these entities to continue uninterrupted service is beyond the control of the company and could have a material adverse effect on the corporation's operations.

     COST

     Both internal and external resources are being utilized to modify, replace or test applications, equipment and facilities for Year 2000 readiness. The project team consists of more than 200 individuals including representatives from IBM Global Services and other major technology vendors. During 1997, $16.7 million of costs were incurred. Expenses for the nine months ended September 30, 1998 were $82.0 million. The total costs of the Year 2000 project are expected to be approximately $190 million.

     Year 2000 costs and the date on which Year 2000 modifications are expected to be complete are based on management's best estimates. Management's assertions are based on reasonable project plans and renovation and testing experiences thus far which cause us to be confident that these due dates will be achieved. However, there are several factors, including but not limited to the availability of personnel trained in this area and the ability to locate all relevant computer code that could cause some delay or disruption to our business processes.

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

     The following table presents selected September 30, 1998, financial information for each line of business.

TABLE 4: LINE OF BUSINESS RESULTS

                           FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 (1)
                       ---------------------------------------------------------
                       COMMERCIAL                 FIRST      FINANCE    CAPITAL
    ($ MILLIONS)        BANKING      RETAIL        USA         ONE      HOLDINGS
--------------------------------------------------------------------------------
Total revenue........  $   416.3    $   889.0   $ 1,396.5   $   313.7    $208.8
Total loans..........   27,445.6     18,407.7    48,475.6    30,646.8     278.4
Total deposits.......  $19,385.2    $60,222.9   $    42.9   $   301.4    $652.1

                        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 (1)
                       ---------------------------------------------------
                                    TOTAL                          TOTAL
    ($ MILLIONS)        OTHER      MANAGED     SECURITIZATIONS   REPORTED
---------------------  ---------------------------------------------------
Total revenue........  $   (9.8)  $  3,214.5     $   (470.3)     $ 2,744.2
Total loans..........     518.2    125,772.3     $(41,822.5)      83,949.8
Total deposits.......  $1,247.6   $ 81,852.1                     $81,852.1

---------------

(1) Due to the impracticality of compiling comparable data, line of business results are not presented for the three months ended September 30, 1997.

     Total revenue is fully taxable equivalent net interest income plus noninterest income. Loans are presented on an end of period basis and include securitized credit card loans and loans held for sale. Deposits are allocated based on customers serviced and include trust customers in Capital Holdings and mortgage escrow in Finance One.

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

BALANCE SHEET ANALYSIS

  SECURITIES

     Total securities at September 30, 1998, were $20.0 billion, an increase of $2.5 billion from December 31, 1997. This increase was due primarily to reclassifications of securitization-related assets to securities available for sale partially offset by increased sales of available for sale securities in the third quarter. Certificated retained interests in credit card securitizations of $5.1 billion were included in securities available for sale at September 30, 1998. At December 31, 1997, certificated retained interests in credit card securitizations were included in loans. In addition, as of September 30, 1998, $585.5 million in interest-only strips, assets established as gains are recorded on loan securitizations, had been reclassified from other assets to securities available for sale.

TABLE 5: SECURITIES

                                                  SEPTEMBER 30, 1998          DECEMBER 31, 1997
                                                -----------------------    -----------------------
                                                AMORTIZED    ESTIMATED     AMORTIZED    ESTIMATED
                 $(MILLIONS)                      COST       FAIR VALUE      COST       FAIR VALUE
--------------------------------------------------------------------------------------------------
SECURITIES HELD TO MATURITY:
  United States Treasury and Federal
     agencies.................................  $   254.1    $   255.4     $   253.1    $   255.0
  Mortgage and asset-backed securities........       47.1         39.9          48.3         40.5
  Tax exempt..................................      356.2        371.6         449.4        470.1
  Other.......................................       14.2         14.3          34.5         34.5
                                                ---------    ---------     ---------    ---------
          Total securities held to maturity...      671.6        681.2         785.3        800.1
                                                ---------    ---------     ---------    ---------
SECURITIES AVAILABLE FOR SALE:
  United States Treasury and Federal
     agencies.................................    2,504.1      2,565.4       4,940.5      5,008.7
  Mortgage and asset-backed securities:
     Government...............................    6,447.2      6,555.6       7,492.1      7,574.9
     Other....................................    8,038.2      8,128.7       1,807.1      1,796.9
  Tax exempt..................................      864.4        895.4         894.5        919.0
  Other.......................................    1,177.0      1,186.9       1,387.4      1,411.8
                                                ---------    ---------     ---------    ---------
          Total securities available for
            sale..............................   19,030.9     19,332.0      16,521.6     16,711.3
                                                ---------    ---------     ---------    ---------
          Total securities....................  $19,702.5    $20,013.2     $17,306.9    $17,511.4
                                                =========    =========     =========    =========

  LOANS AND LEASES

     At September 30, 1998, total loans and leases were $81.2 billion, a $5.9 billion decrease from December 31, 1997, which was due primarily to the reclassification of certificated retained interests in credit card securitizations previously discussed and sales of $2.6 billion in residential mortgage loans during the first nine months of 1998. A summary of the components of loans and leases at September 30, 1998, and December 31, 1997, is as follows:

TABLE 6: LOANS AND LEASES

                        $(MILLIONS)                          SEPTEMBER 30, 1998    DECEMBER 31, 1997
----------------------------------------------------------------------------------------------------
COMMERCIAL:
  Commercial...............................................      $24,312.6             $23,994.7
  Real estate:
     Construction..........................................        4,217.0               3,995.5
     Other.................................................        6,258.3               6,747.8
  Lease financing..........................................        3,085.8               2,767.3
                                                                 ---------             ---------
          Total commercial loans...........................       37,873.7              37,505.3
CONSUMER:
  Residential real estate..................................        6,139.4               8,330.1
  Home equity..............................................        9,725.0               9,530.4
  Indirect.................................................        9,054.4               8,481.1
  Auto lease...............................................        8,532.0               6,748.6
  Student..................................................        2,020.0               2,269.1
  Other....................................................        4,105.3               4,477.8
                                                                 ---------             ---------
          Total consumer loans.............................       39,576.1              39,837.1
CREDIT CARD................................................        5,050.3              11,150.5
                                                                 ---------             ---------
          Total loans and leases...........................       82,500.1              88,492.9
Less: Allowance for credit losses..........................       (1,342.9)             (1,409.1)
                                                                 ---------             ---------
          TOTAL LOANS AND LEASES, NET......................      $81,157.2             $87,083.8
                                                                 =========             =========

  OTHER ASSETS

     BANC ONE contracted with an independent third party beginning in 1997 to originate a portion of its credit card portfolio. As a result of this agreement, and reflecting the benefit of increased specialization and economies of scale, both an increase in the number of accounts originated and a decrease in the origination costs is anticipated, with desired credit quality standards being retained. At September 30, 1998, $394.2 million in credit card relationships purchased from this third party were included in other assets.

  DEPOSITS

     Total deposits at September 30, 1998, decreased $3.4 billion from December 31, 1997, primarily resulting from branch sales during the year that included deposits of $3.2 billion.

TABLE 7: DEPOSITS

                        $(MILLIONS)                          SEPTEMBER 30, 1998    DECEMBER 31, 1997
----------------------------------------------------------------------------------------------------
Demand deposits:
  Noninterest-bearing......................................      $19,490.7             $19,862.3
  Interest-bearing.........................................        2,639.9               3,170.5
Money market and savings...................................       35,184.1              34,113.7
Time deposits:
  CDs less than $100,000...................................       16,539.9              19,534.5
  CDs $100,000 and over:
     Domestic..............................................        5,162.9               5,658.4
     Foreign...............................................        2,834.6               2,880.5
                                                                 ---------             ---------
       Total deposits......................................      $81,852.1             $85,219.9
                                                                 =========             =========

  BORROWINGS

     Borrowings totaled $21.8 billion at September 30, 1998, compared to $25.6 billion at December 31, 1997. Short-term borrowings, primarily Federal funds purchased and repurchase agreements, decreased $3.4 billion, while long-term borrowings decreased $418.4 million from December 31, 1997 to September 30, 1998.

     As of September 30, 1998, the Corporation had the authority to issue approximately $2.9 billion of debt securities, warrants and preferred and common stock under its existing shelf registration statement and the authority to issue approximately $2.5 billion of Euro medium-term notes under its existing Euro medium-term note program. The proceeds of any issuance of securities under the shelf registration statement or the Euro medium-term note program will be used for general corporate purposes.

  CAPITAL

     Total equity to total assets at September 30, 1998, increased to 10.02% from 8.93% at December 31, 1997. The tangible common equity to net assets ratio was 8.70% at September 30, 1998, compared to 7.89% at December 31, 1997. BANC ONE's objective is to maintain, at a minimum, a capital position that meets the Federal regulators' "well capitalized" classification. Regulatory defined Tier 1 and total risk-adjusted capital ratios were 9.23% and 13.58%, respectively, at September 30, 1998, both significantly above regulatory capital requirements of 4% and 8%, respectively. All the Corporation's banks meet the regulatory definition of well-capitalized banks.

     On January 20, 1998, the Corporation announced the election to redeem all of the shares of BANC ONE's Series C Convertible Preferred Stock ("preferred stock") on April 16, 1998, at the redemption price of $51.05 per share plus the amount of any dividends accrued and unpaid. On April 16, 1998, all of the shares of preferred stock had been redeemed or converted into common stock. Primarily due to the conversion of preferred stock to common stock, common shares outstanding, which have been restated for the First Commerce acquisition, increased from 699.8 million shares at December 31, 1997, to 705.4 million shares at September 30, 1998.

CREDIT QUALITY

     The process for monitoring the level of credit risk and, accordingly, the required level of allowance for credit losses is administered by each of the lines of business, under the direction of the Chief Credit Officer. Subsequent to origination, the process used to measure the level of credit risk is dependent upon the type of loan. For commercial loan products, specific loan reviews, which assign loan grades, are performed by both the line of business and credit review personnel. In addition, a migration analysis of loss factors in the individual portfolios is performed. The consumer loan products, which include the credit card portfolio, are evaluated utilizing historically-based migration methodologies used to estimate losses inherent in the portfolio. Further, each loan and lease portfolio is reviewed to determine if an additional subjective allowance is necessary. This subjective review is systematic for each portfolio, with consideration given to the current trends in the portfolio, projection of future results, changes in underwriting of the product, and results of recent loan review or internal audit examinations. The aggregate loan and lease portfolio is also monitored on a quarterly basis to identify portfolio trends, specific industry conditions, the level of business and personal bankruptcies and other relevant economic information used to assess the overall level of credit risk. Management believes that its methodology for determining the allowance for credit losses and projection of future economic and business trends is reflected in the current level of the overall allowance.

     Annualized total net charge-offs for the third quarter of 1998 decreased to .83% of average loans from 1.29% in the third quarter of 1997, due primarily to lower net charge-offs in the credit card portfolio. Net charge-offs for credit card loans were 4.94% for the quarter ended September 30, 1998, compared to 5.61% for the same quarter last year. The change in charge-off rates for the nine months ended September 30, 1998, compared to the same period in 1997, was comparable to the quarter-to-quarter change. Annualized total net charge-offs for the first nine months of 1998 were .99%, down from 1.29% for the same 1997 period. Net charge-offs for credit card loans were 5.14% and 5.47% for the nine months ended September 30, 1998 and 1997, respectively.

     Loans delinquent 90 days or more as a percentage of ending loans and leases were .55% and .64% at September 30, 1998 and December 31, 1997, respectively. Credit card loans delinquent 90 days or more increased to 2.50% at September 30, 1998, from 2.16% at December 31, 1997.

     Table 8 summarizes information regarding net charge-offs and loans delinquent 90 days or more. Delinquency and net charge-off trends over time are a reflection of a number of factors including credit quality of the loan portfolio, general economic conditions and the successful results of portfolio management techniques including collection strategies.

TABLE 8: NET CHARGE-OFFS AND DELINQUENCIES

                                                                                      LOANS DELINQUENT
                                   NET CHARGE-OFFS (1)(3)                         90 DAYS OR MORE (2) (3)
                         -------------------------------------------     ------------------------------------------
                                     THREE MONTHS ENDED
                         -------------------------------------------
     $(MILLIONS)         SEPTEMBER 30, 1998      SEPTEMBER 30, 1997      SEPTEMBER 30, 1998      DECEMBER 31, 1997
-------------------------------------------------------------------------------------------------------------------
COMMERCIAL:
  Commercial.........    $  6.9         .11%     $  2.4         .04%     $ 43.0         .18%     $ 63.9        .27%
  Real estate:
      Construction...       (.3)       (.03)         .7         .07         3.7         .09         6.2        .16
      Other..........       9.9         .62         2.0         .11        13.7         .22        14.7        .22
  Lease financing....       (.9)       (.12)         .9         .14          .3         .01          .5        .02
                         ------                  ------                  ------                  ------
      Total
         commercial..      15.6         .16         6.0         .06        60.7         .16        85.3        .23
CONSUMER:
  Residential real
    estate...........       5.1         .32         3.7         .17       105.6        1.63        66.2        .75
  Home equity........       8.9         .35         6.5         .29        24.7         .25        23.1        .24
  Indirect...........      24.1        1.06        28.7        1.24        20.8         .23        37.0        .44
  Auto lease.........       8.7         .41         6.0         .38        16.0         .19        12.2        .18
  Student............        .2         .03          .1         .02        36.7        1.82        37.4       1.65
  Other..............      34.6        3.29        37.0        3.15        43.8        1.07        41.0        .92
                         ------                  ------                  ------                  ------
      Total
         consumer....      81.6         .80        82.0         .81       247.6         .62       216.9        .54
CREDIT CARD..........      79.4        4.94       211.8        5.61       153.9        2.50       279.8       2.16
                         ------                  ------                  ------                  ------
      TOTAL..........    $176.6         .83%     $299.8        1.29%     $462.2         .55%     $582.0        .64%
                         ======                  ======                  ======                  ======

---------------

(1) Ratios presented are expressed as a percent of average balances.

(2) Ratios presented exclude nonperforming loans and are expressed as a percent of ending balances.

(3) Ratios include loans held for sale.

  ALLOWANCE FOR CREDIT LOSSES

TABLE 9: ALLOWANCE FOR CREDIT LOSSES

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              --------------------
                        $(MILLIONS)                             1998        1997
----------------------------------------------------------------------------------
BALANCE, BEGINNING OF PERIOD................................  $1,409.1    $1,279.3
Allowance associated with acquisitions and other............      (1.1)       29.1
Provision for credit losses.................................     583.4       982.3
Total charge-offs...........................................    (876.0)   (1,106.7)
Recoveries..................................................     227.5       244.0
                                                              --------    --------
Net charge-offs.............................................    (648.5)     (862.7)
                                                              --------    --------
BALANCE, END OF PERIOD......................................  $1,342.9    $1,428.0
                                                              ========    ========

     The allowance for credit losses at September 30, 1998, represented 1.63% of ending loans and leases, compared to 1.59% of ending loans and leases for December 31, 1997. The allowance for credit losses expressed as a percentage of nonperforming loans is another measure of the adequacy of the allowance for credit losses. The September 30, 1998, allowance for credit losses represented 254% of nonperforming loans, down from 316% at December 31, 1997. It is management's view that the allowance for credit losses at September 30, 1998, was adequate and consistent with the composition of the portfolio and credit quality trends.

PERFORMANCE ANALYSIS -- MANAGED PORTFOLIO

     For funding and risk management purposes, loans and leases are periodically securitized, primarily in support of credit card activities. Since BANC ONE continues to service the securitized loans, its role becomes one of loan servicer rather than lender. When loans are securitized, an initial gain on the sale of the receivables is recorded, the loan and the related allowance for credit losses are removed from the balance sheet, and amounts that would previously have been reported as net interest income and provision for credit losses are instead netted and reported as noninterest income in loan processing and servicing income.

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

     Table 10 presents a reconciliation of the loan portfolio between "Reported" and "Managed" at September 30, 1998 and December 31, 1997.

TABLE 10: MANAGED LOAN PORTFOLIO (END OF PERIOD)

                                              SEPTEMBER 30, 1998                                 DECEMBER 31, 1997
                                -----------------------------------------------   -----------------------------------------------
                                            HELD FOR                                          HELD FOR
                                REPORTED      SALE     SECURITIZED    MANAGED     REPORTED      SALE     SECURITIZED    MANAGED
---------------------------------------------------------------------------------------------------------------------------------
COMMERCIAL:
  Commercial..................  $24,312.6                            $ 24,312.6   $23,994.7                            $ 23,994.7
  Real estate:
    Construction..............    4,217.0                               4,217.0     3,995.5                               3,995.5
    Other.....................    6,258.3                               6,258.3     6,747.8                               6,747.8
  Lease financing.............    3,085.8                               3,085.8     2,767.3                               2,767.3
                                ---------   --------    ---------    ----------   ---------   --------    ---------    ----------
      Total commercial
        loans.................   37,873.7                              37,873.7    37,505.3                              37,505.3
CONSUMER:
  Real estate residential.....    6,139.4   $ 339.0                     6,478.4     8,330.1   $ 540.0                     8,870.1
  Home equity.................    9,725.0                               9,725.0     9,530.4                               9,530.4
  Indirect....................    9,054.4                               9,054.4     8,481.1                               8,481.1
  Auto lease..................    8,532.0                               8,532.0     6,748.6                               6,748.6
  Student.....................    2,020.0                               2,020.0     2,269.1                               2,269.1
  Other.......................    4,105.3                               4,105.3     4,477.8                               4,477.8
                                ---------   --------    ---------    ----------   ---------   --------    ---------    ----------
      Total consumer loans....   39,576.1     339.0                    39,915.1    39,837.1     540.0                    40,377.1
Credit card...................    5,050.3   1,110.7     $41,822.5      47,983.5    11,150.5   1,822.0     $28,775.0      41,747.5
                                ---------   --------    ---------    ----------   ---------   --------    ---------    ----------
      Total loans and
        leases................  $82,500.1   $1,449.7    $41,822.5    $125,772.3   $88,492.9   $2,362.0    $28,775.0    $119,629.9
                                =========   ========    =========    ==========   =========   ========    =========    ==========

     Table 11 depicts key financial data on a managed basis, reflecting the impact of securitizing credit card loans for the three months ended September 30, 1998 and September 30, 1997. In Table 11, the increase in net interest income on a "Managed" basis reflects the impact on the net interest margin had the loans not been securitized. The change represents the interest income on securitized loans less the coupon rate on the securitizations. The increase in the provision for credit losses on a managed basis is equal to the net charge-offs on securitized loans. The decrease in "Managed" loan processing and servicing income reflects these reclassifications, with the remaining amounts relating primarily to fee-based interchange income and gains recognized on securitized loans.

TABLE 11: KEY STATISTICS -- MANAGED

                                         THREE MONTHS ENDED                           THREE MONTHS ENDED
                                         SEPTEMBER 30, 1998                           SEPTEMBER 30, 1997
                             ------------------------------------------   ------------------------------------------
                                             CREDIT CARD                                  CREDIT CARD
        $(MILLIONS)          AS REPORTED   SECURITIZATIONS    MANAGED     AS REPORTED   SECURITIZATIONS    MANAGED
--------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT
  STATISTICS:
Net interest
  income -- fully taxable
  equivalent...............  $  1,422.6       $   869.4      $  2,292.0   $  1,476.5       $   648.2      $  2,124.7
Provision for credit
  losses...................       177.3           468.6           645.9        286.6           345.7           632.3
                             ----------       ---------      ----------   ----------       ---------      ----------
Net interest income after
  provision for credit
  losses...................     1,245.3           400.8         1,646.1      1,189.9           302.5         1,492.4
Noninterest income:
  Loan servicing income....       654.4          (399.1)          255.3        554.5          (301.3)          253.2
  Other....................       667.2                           667.2        596.7                           596.7
                             ----------       ---------      ----------   ----------       ---------      ----------
      Total noninterest
         income............     1,321.6          (399.1)          922.5      1,151.2          (301.3)          849.9
Noninterest expense........     1,633.8             1.7         1,635.5      1,619.1             1.2         1,620.3
Taxable equivalent
  adjustment...............        15.4                            15.4         15.0                            15.0
                             ----------       ---------      ----------   ----------       ---------      ----------
Income before tax..........  $    917.7       $      --      $    917.7   $    707.0       $      --      $    707.0
                             ==========       =========      ==========   ==========       =========      ==========
BALANCE SHEET AND OTHER
  STATISTICS:
Total average loans (1)....  $ 84,554.2       $35,727.2      $120,281.4   $ 91,997.5       $23,508.0      $115,505.5
Total average earning
  assets...................  $106,094.2       $31,407.9      $137,502.1   $110,218.5       $24,750.8      $134,969.3
Earning asset yield........        9.13%          16.86%          10.89%        9.29%          16.22%          10.56%
Cost of interest-bearing
  liabilities..............        4.70            5.97            5.04         4.78            6.14            5.05
Net interest margin........        5.32           10.98            6.61         5.31           10.39            6.25
Net funds function.........        4.66            5.06            4.75         4.28            4.85            4.39
Net charge-offs as a
  percentage of average
  loans....................         .83%           5.20%           2.13%        1.29%           5.83%           2.22%
CREDIT CARD STATISTICS:
Average credit card loans
  (1)......................  $  6,372.8       $35,727.2      $ 42,100.0   $ 14,970.8       $23,508.0      $ 38,478.8
End of period credit card
  loans (1)................  $  6,161.0       $41,822.5      $ 47,983.5   $ 12,031.0       $27,776.9      $ 39,807.9
Credit card delinquencies
  over 30 days as a
  percentage of ending
  credit card balances.....        5.68%           4.55%           4.70%        5.38%           4.61%           4.85%
Net credit card charge-offs
  as a percentage of
  average credit card
  balances.................        4.94%           5.20%           5.16%        5.61%           5.83%           5.75%

---------------

(1) Includes loans held for sale.

     The managed net interest margin in the third quarter of 1998 increased to 6.61% from 6.25% in the third quarter of 1997, an increase of 36 basis points which compares favorably to industry trends. This increase primarily reflects the positive impact of the generation and repricing of higher-margin managed credit card loans.

     The average managed loan portfolio increased 4.1% to $120.3 billion for the quarter ended September 30, 1998, from $115.5 billion for the same quarter last year, due primarily to a 9.4% growth in average credit card loans partially offset by minimal growth in other consumer and commercial loans.

     On a managed portfolio basis, credit card charge-offs decreased to 5.16% for the quarter ended September 30, 1998, down from 5.75% for the same quarter last year. Also on a managed portfolio basis, credit card loans delinquent 30 days or more as a percentage of ending loans and leases were 4.70% for the quarter ended September 30, 1998, down from 4.85% for the same quarter last year.

     The generation of new credit card business during the 1998 third quarter remained very strong, with over 2.0 million new credit card accounts being opened for the sixth consecutive quarter. An additional 3.1 million Visa(R) and MasterCard(R) credit card accounts were acquired as a result of the purchased credit card operation previously discussed, increasing cardmembers to 47 million at September 30, 1998.

RISK MANAGEMENT

  INTEREST RATE RISK

     BANC ONE employs two methodologies to measure interest rate risk sensitivity:

     X EARNINGS AT RISK (EAR) measures the impact of interest rate changes on forecasted earnings over the next two years (i.e., short-term).

     X VALUE AT RISK (VAR) measures the impact of interest rate changes on the market value of equity, as represented by the present value of future cash flows from current assets, liabilities and off-balance sheet instruments (i.e., long-term). Thus, changes in VAR represent the total changes in future earnings streams associated with current assets and liabilities discounted back to today's present value.

     EAR and VAR are measured based on the more restrictive of two interest rate scenarios: (1) +/- 100 basis point immediate and parallel shift of the yield curve or (2) the 99% statistically probable maximum interest rate move based on the preceding two years of rate volatility.

     The current EAR and VAR values relating to financial assets and liabilities as of September 30, 1998, shown in Table 12, are within the Asset Liability Committee's current risk limits.

TABLE 12: EARNINGS AT RISK AND VALUE AT RISK

                                                                   SEPTEMBER 30, 1998
                                                              ----------------------------
                                                              EARNINGS AT RISK
                    INTEREST RATE CHANGE                      ----------------    VALUE AT
                      IN BASIS POINTS                         YEAR 1    YEAR 2      RISK
------------------------------------------------------------------------------------------
+100 Shock..................................................   (2.3)       .8       (1.0)
-100 Shock..................................................    2.1      (1.5)        .5
+100 Gradual................................................   (1.1)       .3        n/a(1)
-100 Gradual................................................     .9      (1.2)       n/a(1)

---------------

(1) Not applicable.

  TRADING RISK

     Trading risk is measured according to the maximum adverse change in value of all trading positions within a 10 day period based on three standard deviations of historical market volatility. As of September 30, 1998, the Trading Value at Risk was $4.4 million.

  LIQUIDITY RISK

     Due to BANC ONE's capital, size and high credit quality ratings, the Corporation has access to substantial and diverse sources of liquidity. Core deposits, representing approximately 57% of total funding, remain the primary source of liquidity, and are generated by a geographically diverse retail network of affiliate banks in 12 states. In addition to retail deposits, approximately 18% of funding is supported through a variety of wholesale markets.

  CREDIT RISK FOR CAPITAL MARKETS ACTIVITIES

     There were no past due amounts or required reserves for possible credit losses at September 30, 1998, related to off-balance sheet financial instruments, nor were there any charge-offs during the three months ended September 30, 1998. Customer cap and swap agreements are created to accommodate the needs of commercial loan customers. BANC ONE enters into offsetting transactions with third parties and has prudent controls on transaction size, term and customer disclosure guidelines. Customer contracts outstanding, excluding offsetting transactions, had notional amounts of $4.6 billion at September 30, 1998.

     Table 13 presents the estimated maturities and weighted average fixed rates of off-balance sheet financial instruments by type. A key assumption in the maturity information below is that future variable rates move as indicated by the forward interest rate curve in existence at September 30, 1998. To the extent that interest rates move in a fashion other than indicated in the forward interest rate curve at September 30, 1998, the maturity information will change.

TABLE 13: MATURITIES OF OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

                                     MATURITIES OF OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
                                              AT SEPTEMBER 30, 1998 (1)(2)(3)(4)
                          ---------------------------------------------------------------------------
                                                                                   2003--               SEPTEMBER 30,
      $(MILLIONS)          1998       1999        2000        2001       2002       2007      2008+         1998
---------------------------------------------------------------------------------------------------------------------
Receive fixed swaps:
Notional value..........  $ 125.0   $ 5,235.0   $ 2,200.0   $2,345.0   $2,130.5   $4,404.5   $2,150.0     $18,590.0
Weighted average fixed
 rate received..........     6.04%       6.21%       6.30%      6.21%      6.79%      6.39%      6.72%         6.39%
Weighted average
 variable rate paid.....     5.69%       5.61%       5.56%      5.47%      5.64%      5.49%      5.70%         5.57%
Receive fixed amortizing
 swaps:
Notional value..........  $  18.9   $    19.0   $   150.0                                                 $   187.9
Weighted average fixed
 rate received..........     7.26%       7.27%       5.54%                                                     5.89%
Weighted average
 variable rate paid.....     5.79%       5.79%       5.59%                                                     5.63%
Pay fixed swaps:
Notional value..........  $(620.8)  $(1,397.3)  $(1,307.6)  $ (259.2)  $ (350.8)  $ (725.3)  $ (632.3)    ($5,293.3)
Weighted average fixed
 rate paid..............     5.92%       6.06%       6.02%      6.04%      6.13%      6.23%      6.06%         6.06%
Weighted average
 variable rate
 received...............     5.63%       5.60%       5.68%      5.51%      5.68%      5.67%      5.62%         5.63%
Net receive fixed
 position...............  $(476.9)  $ 3,856.7   $ 1,042.4   $2,085.8   $1,779.7   $3,679.2   $1,517.7     $13,484.6
Purchased caps
 Notional value.........  $   0.2   $     0.7   $     0.7   $    3.3   $    0.6   $    8.3                $    13.8
Basis swaps
 Notional value.........  $ 200.0   $   400.0               $   50.0              $  169.9                $   819.9
Floors
 Notional value.........  $ 500.0                                                                         $   500.0
Other (5)
 Notional value.........  $ 667.0                           $  310.0   $  430.0   $  200.0                $ 1,607.0


                          DECEMBER 31,
      $(MILLIONS)             1997
------------------------  ------------
Receive fixed swaps:
Notional value..........   $17,288.0
Weighted average fixed
 rate received..........        6.44%
Weighted average
 variable rate paid.....        5.86%
Receive fixed amortizing
 swaps:
Notional value..........   $   592.3
Weighted average fixed
 rate received..........        5.63%
Weighted average
 variable rate paid.....        5.87%
Pay fixed swaps:
Notional value..........   ($5,343.1)
Weighted average fixed
 rate paid..............        6.24%
Weighted average
 variable rate
 received...............        5.84%
Net receive fixed
 position...............   $12,537.2
Purchased caps
 Notional value.........   $ 1,017.7
Basis swaps
 Notional value.........   $ 1,653.5
Floors
 Notional value.........   $   500.0
Other (5)
 Notional value.........   $ 2,499.0

---------------

(1) Maturities are based on estimated future interest rates from the forward interest curve at September 30, 1998.

(2) Variable receive and pay interest rates are based primarily on three month LIBOR or prime.

(3) Includes trading off-balance sheet financial instruments; however, customer transactions with notional amounts of $4.6 billion and $2.7 billion at September 30, 1998 and December 31, 1997, respectively, have been excluded.

(4) 1997 data has been restated to include First Commerce's activity.

(5) Other off-balance sheet financial instruments include forward-starting swaps ($900 million at September 30, 1998, and December 31, 1997), futures, forwards and options.

TABLE 14: NET UNREALIZED GAINS (LOSSES) ON OFF-BALANCE SHEET FINANCIAL
INSTRUMENTS

                                                                NET UNREALIZED GAIN (LOSS)
                                                              ------------------------------
                                                              SEPTEMBER 30,     DECEMBER 31,
$(MILLIONS)                                                       1998              1997
--------------------------------------------------------------------------------------------
Receive fixed swaps.........................................     $782.6            $288.7
Receive fixed amortizing swaps..............................        1.6               (.3)
Pay fixed swaps.............................................     (121.7)            (31.6)
Purchased caps..............................................       (0.2)             (3.4)
Basis swaps.................................................       (1.5)             (2.8)
Floor.......................................................       (0.1)
Forward-starting and other..................................       30.4              11.8
                                                                 ------            ------
Total.......................................................     $691.1            $262.4
                                                                 ======            ======

     Off-balance sheet financial instruments are used to manage interest rate risk and the impact on net interest income reflects the cost or benefit as a result of these products. The net impact of off-balance sheet financial instruments was an increase in net interest income of $18.5 million and $50.5 million for the three months and nine months ended September 30, 1998, compared with an increase of $13.8 million and $11.6 million for the three months and nine months ended September 30, 1997. However, these amounts alone are not an indication of the effectiveness of such instruments, as the on-balance sheet instruments hedged move in the opposite direction. In addition, the cost or benefit from hedging transactions is significantly impacted by customer preferences, the historical interest rate environment in which the instruments were acquired and current market rates.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     No material changes.

                     BANC ONE CORPORATION AND SUBSIDIARIES

                                    PART II

                               OTHER INFORMATION

Item 1.  Legal Proceedings

         Inapplicable.

Item 2.  Change in Securities and Use of Proceeds

         (a) Although the constituent instruments defining the rights of the holders of registered securities of BANK ONE CORPORATION ("the
                Registrant") were not materially modified during the third quarter of 1998, on September 15, 1998 the shareholders of BANC
                ONE CORPORATION ("BANC ONE") and the shareholders of First
                Chicago NBD Corporation ("First Chicago NBD") each approved a transaction (the "Merger") wherein both BANC ONE and First
                Chicago NBD would merge into the Registrant, a Delaware corporation, then a wholly owned subsidiary of BANC ONE.
                Pursuant to the Merger, which became effective on October 2, 1998, each share of BANC ONE's common stock automatically converted into one share of the Registrant's common stock and each share of First Chicago NBD's common stock converted into the right to receive 1.62 shares of the Registrant's common stock. The terms and provisions of BANC ONE common stock and differences in the rights of holders of BANC ONE common stock as compared with the rights of holders of the Registrant's common stock are set forth in the Registrant's Registration Statement on Form S-4 (No. 333-60313) (the "Registration Statement") filed with the Securities and Exchange Commission.

         (b) Although no rights of any class of the Registrant's registered securities were materially limited or qualified by the issuance or modification of any other class of securities during the third quarter of 1998, as a result of the Merger, referenced above, when the Merger became effective the Registrant exchanged shares of preferred stock for shares of the preferred stock of First Chicago NBD. The terms and provisions with respect to such BANK ONE preferred stock are set forth in the Registration
                Statement.

         (c)    Inapplicable.

Item 3.  Defaults Upon Senior Securities

         Inapplicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         (a)    The Merger, as described in Item 2(a), above, and in paragraph
                (c), below, was submitted to a vote of BANC ONE's security holders at a Special Meeting of Shareholders held on September
                15, 1998.

         (b)    Inapplicable.

                Approval of an Agreement and Plan of Reorganization, dated as of
         (c)    April 10, 1998, as amended, by and among First Chicago NBD, the
                Registrant and BANC ONE, pursuant to which, among other things, BANC ONE and First Chicago NBD would each merge with and into the Registrant and shares of BANC ONE's common stock would automatically be converted into shares of the Registrant's common stock.

                              SHARES VOTED
          ----------------------------------------------------          ABSTENTIONS/BROKER
                   FOR                     AGAINST/WITHHELD                 NON-VOTES
          ----------------------        ----------------------        ----------------------
               521,745,757                     9,534,992                      994,210


        (d)    Inapplicable.

Item 5.  Other Information

         Inapplicable.

Item 6.  Exhibits and Reports on Form 8-K

         (a)    Exhibits.

                Exhibit 10.1 Amended and Restated Banc One Corporation
                             Directors Deferred Compensation Plan

                Exhibit 10.2 Revised and Restated Banc One Corporation 1995
                             Stock Incentive Plan

                Exhibit 10.3 Banc One Corporation Investment Option Plan

                Exhibit 10.4 Banc One Corporation Amended and Restated Dividend
                             Equivalent Unit Plan

                Exhibit 10.5 Amended and Restated Banc One Corporation
                             Compensation Deferral Plan

                Exhibit 11   Statement Regarding Computation of Earnings per
                             Common Share

                Exhibit 12   Statement Regarding Computation of Ratio of
                             Earnings to Fixed Charges

                Exhibit 27   Financial Data Schedules

         (b)    Reports on Form 8-K

                The following reports on Form 8-K were filed by BANC ONE during the quarter ended September 30, 1998:

                Current Report on Form 8-K dated July 21, 1998 (filed July 21,
                     1998) (Item 5)

                Current Report on Form 8-K dated July 22, 1998 (filed July 21,
                     1998) (Items 5 and 7)

                Current Report on Form 8-K dated July 24, 1998 (filed July 24,
                1998) (Items 4 and 7), as amended by Form 8-K/A dated August 6,
                     1998 (filed August 11, 1998) (Items 4 and 7)

                Current Report on Form 8-K dated July 24, 1998 (filed July 24,
                     1998) (Items 5 and 7)

                Current Report on Form 8-K dated August 28, 1998 (filed August
                     29, 1998) (Item 5)

                Current Report on Form 8-K dated September 11, 1998 (filed
                     September 11, 1998) (Item 5)

                Current Report on Form 8-K dated September 17, 1998 (filed
                     September 17, 1998) (Item 5)

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

                                                       BANK ONE CORPORATION
          November 13, 1998                              /s/ JOHN B. MCCOY
------------------------------------   -----------------------------------------------------

                Date                                       John B. McCoy
                                               President and Chief Executive Officer

          November 13, 1998                           /s/ WILLIAM J. ROBERTS
------------------------------------   -----------------------------------------------------

                Date                                    William J. Roberts
                                                   Principal Accounting Officer